Form 10-Q
period 1995-03-31
PVC CONTAINER CORP
filed 1995-05-04
CIK 81288

                                                                          Part I

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1995

          (1) Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

          For the transition period from _____________________________

                      to_________________________________

                         COMMISSION FILE NUMBER 0-30067

                            PVC CONTAINER CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                 13-2616435
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

              401 Industrial Way West, Eatontown, New Jersey 07724 (Address of principal executive offices and zip code)

        Registrant's telephone number, including area code (908) 542-0060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes  X     No
                                                    --        --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

      Class                                    Outstanding at March 31, 1995
Common $.01 par value                                 6,761,813 shares



                                                                                          Part I

                                    CONTENTS

                                                                                           PAGE
                                                                                            NO.

PART I.     FINANCIAL INFORMATION

            Consolidated Balance Sheets - March 31, 1995 and June 30, 1994                   3

            Consolidated Statements of Income - Three Months Ended March 31,
             1995 and 1994 and Nine Months Ended March 31, 1995 and 1994                     4

            Consolidated Statements of Cash Flows - Nine Months Ended March 31,
             1995 and 1994                                                                   5

            Notes to Consolidated Financial Statements                                       6

            Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                          8-9

PART II.    OTHER INFORMATION                                                                10


                                                                         Part I

                            PVC Container Corporation

                           Consolidated Balance Sheets

                                   (Unaudited)

                                                                         MARCH             JUNE
                                                                       31, 1995          30, 1994
                                                                     ----------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $    804,198      $   517,681
   Accounts receivable - net of allowances                             8,925,391        7,252,500
   Inventories                                                         6,875,553        6,094,269
   Prepaid expenses and other current assets                             271,282          192,433
   Deferred tax assets                                                   774,949          659,481
                                                                    -----------------------------
Total current assets                                                  17,651,373       14,716,364

Properties and equipment at cost - net of accumulated depreciation

                                                                      17,867,848       17,442,885
                                                                    -----------------------------
                                                                    $ 35,519,221      $32,159,249
                                                                    =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $  7,221,539      $ 6,867,429
   Accrued expenses                                                    2,130,624        1,630,637
   Income taxes payable                                                  649,486          181,518
   Current portion of long-term debt                                   2,011,365        1,405,067
                                                                    -----------------------------
Total current liabilities                                             12,013,014       10,084,651

Long-term debt                                                        10,530,591       10,057,972
Deferred income taxes                                                  1,215,191        1,155,191
Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $1.00, authorized 1,000,000
     shares, none issued
  Common stock, par value $.01, authorized 10,000,000
     shares, 6,761,813 shares issued and outstanding as of
     March 31, 1995 and June 30, 1994, respectively                       67,618           67,618
  Capital in excess of par value                                       2,971,498        2,971,498
  Retained earnings                                                    8,721,309        7,822,319
                                                                    -----------------------------
Total stockholders' equity                                            11,760,425       10,861,435
                                                                    -----------------------------
                                                                    $ 35,519,221      $32,159,249
                                                                    =============================



See accompanying notes.

                                                                          PART I
                           PVC CONTAINER CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   MARCH 31                     MARCH 31
                                           --------------------------------------------------------
                                              1995          1994            1995         1994
                                           --------------------------------------------------------
Net Sales                                  $15,425,420    $9,856,238     $39,661,030   $26,582,840

Cost and expenses:
  Cost of goods sold (exclusive of
    depreciation and amortization
    expense shown separately
    below)                                  12,150,011     7,978,939      32,112,753    21,641,197
  Selling, general and
    administrative expenses                  1,095,964       732,871       2,906,532     2,130,003
  Depreciation and amortization                683,198       606,752       2,003,107     1,764,971
                                           --------------------------------------------------------
                                            13,929,173     9,318,562      37,022,392    25,536,171
                                           --------------------------------------------------------
Income from operations                       1,496,247       537,676       2,638,638     1,046,669

Other income (expense):
  Interest expense                            (215,714)     (173,196)       (663,244)     (469,036)
  Other income                                  33,035        23,832          73,642        89,678
                                           --------------------------------------------------------
                                              (182,679)     (149,364)       (589,602)     (379,358)
                                           --------------------------------------------------------
Income before provision for
  income taxes                               1,313,568       388,312       2,049,036       667,311

Provision for income taxes                    (534,582)     (153,417)       (811,950)     (274,074)
                                           --------------------------------------------------------
Net income                                 $   778,986    $  234,895     $ 1,237,086   $   393,237
                                           ========================================================

Earnings per share                                $.11          $.03            $.18          $.06
                                           ========================================================

Dividends per share                               $.05           -              $.05          $.05
                                           ========================================================



See accompanying notes.

                                                                          PART I
                           PVC CONTAINER CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                              MARCH 31
                                                                         1995         1994
                                                                     --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $1,237,086      $  393,237
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                     2,003,107       1,764,971
    Deferred income taxes                                               (55,468)        (56,500)
    Changes in assets and liabilities:
      Accounts receivable - net of allowances                        (1,672,891)        101,820
      Inventories                                                      (781,284)      1,535,429
      Prepaid expenses and other current assets                         (78,849)          9,741
      Accounts payable and accrued expenses                             854,097      (2,548,785)
      Income taxes payable                                              467,968          61,217
                                                                     --------------------------
Net cash provided by operating activities                             1,973,766       1,261,130

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                 (2,428,070)     (2,039,898)
                                                                     --------------------------
Net cash used in investing activities                                (2,428,070)     (2,039,898)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt                                           (1,157,320)     (1,062,028)
Proceeds from long-term debt                                          2,236,237       1,800,000
Cash dividends                                                         (338,096)       (338,141)
Common stock issued                                                                     150,000
                                                                     --------------------------
Net cash provided by financing activities                               740,821         549,831
                                                                     --------------------------

Net increase (decrease) in cash and cash equivalents                    286,517        (228,937)
Cash and cash equivalents at beginning of period                        517,681         650,911
                                                                     --------------------------
Cash and cash equivalents at end of period                           $  804,198      $  421,974
                                                                     ==========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                        $  613,251      $  461,000
                                                                     ==========================

Income taxes paid                                                    $  472,800      $  269,000
                                                                     ==========================



See accompanying notes.

                                                                          PART I
                           PVC CONTAINER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 1 In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1995, and the results of operations and cash flows for the nine month periods ended March 31, 1995 and 1994.

           While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

           Earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. Common stock and common stock equivalents amounted to 6,761,813 in the third quarter of 1995 and 1994, and 6,761,813 for the nine month periods ended March 31, 1995 and 1994.

Note 2 The accompanying financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries, Novatec Plastics & Chemicals Co., Inc., Airopak Corporation ("Airopak") and PVC Container International Sales Corporation, a foreign sales company incorporated in the U.S. Virgin Islands on March 1, 1993. All intercompany accounts have been eliminated.

Note 3     Inventories consist of:

                                                              MARCH         JUNE
                                                             31, 1995     30, 1994
                                                           -------------------------
           Raw materials                                   $2,460,866     $2,871,471
           Finished goods and supplies                      3,800,680      2,862,697
                                                           -------------------------
           Total LIFO inventories                           6,261,546      5,734,168

           Molds for resale in production                     290,036        224,657
           Supplies                                           323,971        135,444
                                                           -------------------------
                                                           $6,875,553     $6,094,269
                                                           =========================


                                                                          Part I
                           PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)



Note 4 On August 4, 1994 the Company acquired from Air Products and Chemicals Inc., its recently incorporated wholly-owned subsidiary known as Airopak Corporation for $1.57 million. The consolidated statement of income at March 31, 1995 includes the results of operations of Airopak from the date of acquisition.

                                                                          Part I


                           PVC CONTAINER CORPORATION

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


RESULTS OF OPERATIONS

Net sales for the three months ended March 31,1995, increased by 56.5% to $15,425,420 compared to $9,856,238 for the three month period ended March 31, 1994, and increased by 28.5%, compared to $11,999,769 for the three month period ended December 31, 1994. For the nine months ended March 31, 1995, sales increased by 49.2% to $39,661,030 compared to $26,582,840 for the nine month period ended March 31, 1994. The increase in revenue in the past three month period was due to a general improvement and demand for plastic bottles and compounds throughout the Company's lines of business, in addition to the added sales from the Company's newly acquired, wholly owned subsidiary, Airopak Corporation, ("Airopak").

Cost of goods sold for the three months ended March 31,1995 was $12,150,011 or 78.8% of net sales as compared to $7,978,939 or 81.0% of net sales for the three months ended March 31,1994, representing an increase of $4,171,072 or 52.3%. The increase in cost of goods sold corresponds with the aforementioned change in sales levels, as well as an increase in raw material costs incurred by the Company. The cost of PVC resin and high density polyethylene, major ingredients in the Company's products, continued to advance during the past nine months ended March 31, 1995. This was offset, however, by improved operating efficiencies, and overall higher plant throughput which resulted in improved allocation of fixed costs across the Company's product lines.

Selling, General and Administrative expenses ("SG&A") increased by $363,093 in the third quarter of fiscal 1995 compared to the same period a year ago. For the quarter ended March 31, 1995, SG&A expenses were $1,095,964 or 7.1% of net sales, as compared to $732,871 or 7.4% of net sales for the quarter ended March 31, 1994. SG&A expenses are higher, reflecting the aforementioned acquisition of Airopak.

Interest expenses increased $42,518 in the third fiscal quarter of 1995 to $215,714. For the nine month period ended March 31, 1995, interest expense increased $194,208 to $663,244. The increase in interest expense is due to the additional debt incurred with respect to the acquisition of Airopak and expansion at our Novatec facility.

Income from Operation increased $958,571 during the three month period ended March 31, 1995 as compared to the same period a year ago, and increased $1,038,395 as compared to the three month period ended December 31, 1994. For the three months ended March 31, 1995, income from operations were $1,496,247 or 9.7% of net sales, as compared to $537,676 or 5.5% of net sales for the three months ended March 31, 1994 and $457,852 or 3.8% of net sales compared to the three month period ended December 31, 1994. Income from operations for the nine month period ended March 31, 1995 increased by 152.1% to $2,638,638 or 6.7% of net sales as compared to $1,046,669 or 3.9% of net sales for the nine month period ended March 31, 1994. The significant increases in operating income represent higher sales volume, and improved margins resulting from increased throughput across all of the Company's product lines, in addition to income derived from Airopak.

Net income for the quarter ended March 31, 1995 increased 231.6% to $778,896 or $.11 per share as compared to $234,895 or $.03 per share for the three months ended March 31, 1994. For the nine months ended March 31, 1995, net income increased 214.6% to $1,237,086 or $.18 per share as compared to $393,237 or $.06 per share for the nine month period ended March 31, 1994.

                                                                          Part I
                           PVC Container Corporation

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)


  LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position and working capital remained adequate for the nine month period ended March 31, 1995. Net working capital as at March 31, 1995 increased $1,006,646 to $5,638,359 compared to $4,631,713 as at June 30,
1994.   The current ratio of assets to liabilities was 1.47 as at March 31,
1995 compared to 1.46 as at June 30, 1994.

During the nine month period ended March 31, 1995, the Company generated cash from operations of $1,973,766 and received $2,236,237 in proceeds from long-term debt, which was utilized to acquire $2,428,070 in capital assets, reduce long term debt by approximately $1,157,320. and pay a cash dividend of approximately $338,000 ($.05 per share). Inventories as at March 31, 1995 decreased by $786,541 compared to the inventory as at December 31, 1994, and increased $781,284 compared to the inventory level as at June 30, 1994. The decrease in inventories over the past three months resulted from primarily a reduction in raw material inventory, which increased at the beginning of the fiscal year, in order to offset rapidly rising raw material costs. Inventories of finished goods was approximately $938,000 higher at March 31, 1995 as compared to June 30, 1994, reflecting the higher level of business activity as well as the Airopak acquisition.

On August 4,1994, the Company acquired from Air Products and Chemicals Inc. through its recently incorporated wholly-owned subsidiary Airopak Corporation ("Airopak"), the assets of a specialty plastic container business. The purchase price of the assets was $1.57 million, of which $950,000 was for equipment and $620,000 was for inventory. The company has borrowed $950,000 to cover the purchase of the equipment, and has entered into a one year letter of credit with Air Products for $500,000 for the purchase of inventory, with the balance of the funds required for the acquisition coming from cash flow.

The Company's short term liquidity and short term capital resources are adequate for timely payment to trade and other creditors. The Company's sources of credit are sufficient to meet its working capital and capital needs in the foreseeable future. At March 31, 1995, the company has unused sources of liquidity consisting of cash and cash equivalents of $804,198 and available unused credit under a revolving credit facility of $2,200,000.

                                                                         Part II

                           PVC Container Corporation

                               Other Information


Item 6 - Exhibits and Reports on Form 8-K:

         (b) Reports on Form 8-K - A report on Form 8-K was filed with the Securities and Exchange Commission on August 8, 1994 reporting on the acquisition by the Registrant, effective August 4, 1994, of the assets of the Specialty Container business of Air Products and Chemicals Inc. and to which report on Form 8-K was annexed as an exhibit the Asset Purchase Agreement between Airopak Corporation (a subsidiary of the Registrant) and Air Products and Chemicals Inc.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PVC CONTAINER CORPORATION


                                       By /s/ Philip Friedman
                                          _______________________________
                                          Phillip Friedman, President and
                                            Principal Financial Officer

Date: May 4, 1995

                                EXHIBIT INDEX

                     Exhibit 27 - Financial Data Schedule