Form 10-K
period 1995-06-30
PVC CONTAINER CORP
filed 1995-09-22
CIK 81288

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                ---------------

                                   FORM 10-K

(MARK ONE)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to            .
                               -----------    -----------

                         COMMISSION FILE NUMBER 0-30067

                           PVC CONTAINER CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  Delaware                                   13-2616435
----------------------------------------------      ----------------------------
      (STATE OF OTHER JURISDICTION OF                    IRS IDENTIFICATION
       INCORPORATION OR ORGANIZATION)                          NUMBER


401 Industrial Way West, Eatontown, New Jersey                 07724
----------------------------------------------      ----------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (908) 542-0069

--------------------------------------------------------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          Title of each class          Name of exchange on which registered
          -------------------          ------------------------------------
                 None                                  None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock, $.01 par value
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No
                                         ---      ---

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked prices of such stock as of August 29, 1995, was $5,444,390.

The number of shares outstanding of the registrant's only class of common stock, as of the latest practicable date, is as follows:

                Class                          Outstanding as of August 29, 1995
                -----                          ---------------------------------
     Common Stock, $.01 par value                          6,761,913



                      EXHIBIT INDEX is located at Page 21





                            Cover Page 2 of 2 Pages

                                     PART I


Item 1.          Description of Business.

                 General. PVC Container Corporation (the "Company") was incorporated in Delaware on June 14, 1968. The Company's major business activity consists of the manufacture and sale of a line of plastic bottles made from polyvinyl chloride ("PVC") compounds and high-density polyethylene ("HDPE") resins. Some of the HDPE bottles are fluorinated to improve the chemical resistance and barrier properties of the containers manufactured by the Company's wholly-owned subsidiary known as Airopak Corporation. These bottles ("plastic bottles") are used primarily for the packaging of cosmetics, toiletries, foods, household chemicals lawn and garden and industrial chemical products.

                 PVC compounds are used by the Company or sold to other plastic bottle manufacturers for the production of plastic bottles which compete with those produced by the Company. These PVC compounds are sold through the Company's wholly-owned subsidiary, Novatec Plastics & Chemicals Company, Inc. ("Novatec"). During the last several years, the Company has made some progress in its efforts to diversify its PVC compound business. For example, the Company recently developed and began to sell several categories of specialty PVC compounds for non-bottle applications ("specialty compounds") including extruded profiles for window frames and accessories, furniture, molding and other indoor fixtures, and a variety of injection molded electrical and electronic housings (the "Company's targeted markets'"). Sales of specialty compounds have been encouraging, although no assurance can be given as to their ultimate market acceptance.

                 The Company operates its business in one industry segment. Accordingly, no information is being furnished herein or in the accompanying financial statements relating to industry segments of the Company. The Company has not identified in its annual reports to shareholders revenue and income relating to lines of business because the Company believes it has been engaged since its inception in one dominant line of business consisting of the manufacture and sale of plastic containers and compounds used in the manufacture of containers.

                 Sales. The Company's plastic bottles are sold primarily to manufacturers of toiletries and cosmetics, food, household chemicals, lawn and garden and industrial chemical products, private label manufacturers of similar products, and bottle distributors who sell to such manufacturers. PVC compounds are sold to the Company and to other manufacturers of plastic bottles, and a small but increasing amount of specialty compounds are sold to a diverse range of manufacturers of other products. A limited amount of the Company's total sales is made through commission sales representatives. During the fiscal year ended June 30, 1995, no one customer accounted for 10% or more of the Company's net sales.

                 Sales of the Company's plastic bottles and PVC bottle compounds have accounted for most of the Company's net income; sales of specialty compounds to non-bottle customers have accounted for the remainder of the Company's net income. Plastic bottles are offered in food grade and non-food grade materials, fluorinated or non-fluorinated, in clear and opaque colors and in a range of sizes from one ounce to two and one-half gallons. The

Company produces plastic bottles utilizing its own molds, in proprietary designs ("stock bottles") which are of its own design and also produces on a contractual basis plastic bottles in molds owned by the customer, utilizing their designs and specifications ("custom bottles").

                 Sales of plastic bottles are generally a "regional" business. The majority of the Company's customers are within a 300 mile radius of the Company's respective plastic bottle manufacturing plants. Freight costs prohibit shipping plastic bottles long distances due to their bulky nature, except for specialty bottles of a unique design or fluorinated containers that are not available from local manufacturers. In contrast, the Company's PVC compounds which are sold in the form of plastic pellets and are denser than plastic bottles can be shipped throughout the continental United States and Canada, and tend to be less regional and more of a "national" business.

                 The Company's business is usually characterized by low customer demand during the months of July and August and the last half of December due to shutdowns of buyers' plants during those periods.

                 Manufacturing Operations. The Company uses extrusion blow molding equipment to manufacture its PVC plastic bottles. The same equipment is also used to manufacture fluorinated and non-fluorinated plastic bottles from HDPE and can also be used with some modifications, to process bottles from other blow molding polymers, including polypropylene, glycol-modified polyethylene terephthalate ("PETG") and some new extrusion grade polyethylene terephathalate resins ("EPET") which are presently semi-commercial. The equipment is not suitable, however to the manufacture of bottles made from injection stretch blow molding grades of polyethylene terephthalate ("PET") which is becoming an increasing threat to the Company in high-volume bottle markets. See "Competition and Marketing".

                 The Company operates facilities in Eatontown, New Jersey, Paris, Illinois and Manchester, Pennsylvania for the manufacturing of plastic bottles. In August 1989, the Company relocated its existing plastic bottle business from a leased facility in Eatontown, New Jersey to a newly constructed plant, also in Eatontown, New Jersey, owned by the Company. This new facility provided the Company with additional space needed to support manufacturing in efficiencies and capacity. In April 1993, the Company commenced operations in a new facility, located in Paris, Illinois which was added to support growth of the Company's midwest bottle business. On August 4, 1994, the Company acquired from Air Products and Chemicals Inc., through its recently incorporated wholly-owned subsidiary known as Airopak Corporation the assets of a specialty container business. The business is conducted from leased facilities located in Manchester, Pennsylvania, and relates to the manufacture and sale of AIROPAK(R) fluorinated HDPE containers. The assets of the business consist of equipment, machinery and inventory used in connection with the manufacturing of such containers. A description of the Company's plastic bottle facilities is set forth below in item 2 entitled "Properties".

                 The Company manufactures plastic compounds utilizing a two stage process consisting of mixing a powder blend of various resins and other ingredients in an intensive mixer, and subsequently melting the powder in a compounding extrusion system for pelletizing the final plastic compound products. Three compounding lines are located in a separate facility in Eatontown, New Jersey, which began operations during October 1982.

The Company will continue to purchase small amounts of PVC bottle compounds produced by others for use in the manufacturing of plastic bottles where customers specify a competing material. The capacity of the Company's PVC compounding facility is more than adequate to supply the Company's current requirements for PVC compound. The Company uses its excess PVC compounding capacity to produce PVC bottle compounds and specialty compounds for sale to other plastic processors of PVC bottles and other targeted markets. A description of the Company's compound facility is set forth below in Item 2 entitled "Properties".

                 The Company is the only manufacturer of plastic bottles that is vertically integrated in the manufacturing of PVC bottle compounds. The Company uses its ability to produce specialized plastic bottle compounds to enhance its technology as a specialty blow molder of plastic bottles. Although there are derived marketing advantages resulting from this unique integration, the economic advantage the Company previously enjoyed as a manufacturer of both plastic bottles and PVC compounds has greatly diminished, because of intense competition in the supply of PVC bottle compounds.

                 Raw Materials. Since the Company completed and opened its PVC compounding facility in 1982, the Company has manufactured for its own use most of the PVC compounds used by it in the manufacture of plastic bottles. PVC compounds are the principal raw material used in connection with manufacturing such plastic bottles. The major ingredients used to manufacture such PVC compounds are PVC resins (approximately 85%) and MBS (methacrylate-butadiene-styrene) impact modifiers (approximately 12%). The balance of such ingredients includes heat stabilizers, lubricants, processing aids, and toners (pigments), which materials are readily available from various suppliers.

                 A shortage of petroleum, should it develop, would have an effect on the availability and the cost of the raw materials used by the Company in connection with its business. Moreover, certain grades of PVC resins used in the manufacture of the Company's PVC compounds are made by a limited number of domestic suppliers of PVC resin. The availability and price of such PVC resins have a direct effect on the business of the Company. Although sufficient PVC resin and HDPE are currently available for the Company's operations, no assurance can be given that adequate supply of plastic resins will be available to the Company in the future. Prices for PVC resins began to increase significantly after January 1994, and are forecasted to continue to escalate in the near future. Higher prices for PVC resins as well as HDPE are the result of the supply/demand of plastic resins and ethylene becoming in balance or in tight supply due to the improving world wide economy and the lack of new polymer resin capacity being built in time to support growth of these plastic resins. See "Competition & Marketing" below.

                 Inventory. Depending upon the level of demand and scheduling requirements for the Company's products, the Company maintains on average 4-6 weeks of plastic bottles finished goods inventory and approximately 2-3 weeks of plastic compound finished goods inventory. From time to time, depending upon the prices and availability of raw materials (principally PVC resins), the Company will pre-buy or increase inventory of raw materials from a normal 2-3 week supply to up to a 2 month supply, in order to offset anticipated price increases. During peak sales periods, it is sometimes necessary to store inventory of the Company's products and raw materials in outside warehousing.

                 Backlog. The backlog of unfilled orders of the Company as at June 30, 1995 was approximately $4,400,000; the backlog of unfilled orders as at June 30, 1994 was approximately $4,000,000. The Company expects that substantially all of the backlog as at June 30, 1995 will be filled within the fiscal year ending June 30, 1996.

                 Competition and Marketing. The Company believes it is one of approximately thirty manufacturers of plastic bottles in the United States, one of at least five manufacturers of PVC bottle compounds and one of at least five manufacturers of specialty compounds for use in the Company's targeted markets. The dominant manufacturers of plastic bottles are Owens-Brockway, Inc. and Silgan Corp. The dominant manufacturers of PVC bottle compounds and PVC specialty compounds are Occidental Chemical Corporation, Geon, Inc., and Georgia Gulf Corporation. The Company's sales volume, production capacity, and consumption of PVC resin are small compared to its competitors. The Company's major PVC compound competitors are large, integrated petrochemical companies with greater financial resources than the Company, many of which also manufacture PVC resin.

                 The Company principally competes in the plastic bottle market on the basis of quality, customer service and product design. The Company believes it produces a relatively high quality product in a timely manner in accordance with customer specifications and requirements, with a high level of customer service, and believes that this constitutes one of the primary areas in which the Company can compete with others in the same industry.

                 The Company sometimes purchases its supply of PVC resin from its PVC compound competitors. This has, at times, caused the Company to have difficulty obtaining adequate supplies of PVC resin and has permitted its competitors to increase PVC resin costs charged to the Company, which has resulted in reduced profit margins on PVC bottle compound; profit margins on PVC specialty compounds remain stronger because the Company faces less price competition.

                 The market for PVC bottles and PVC bottle compounds has declined somewhat during the past several years due to industry concern of PVC based packaging's ability to cope with solid waste issues. (See item entitled "Environmental Issues.") Industry demand for PVC bottles and compounds is, however, currently stable. The demand for PVC specialty compounds for use in the Company's targeted markets is experiencing modest growth which is higher than that of PVC bottle compounds. Competition in the area of PVC bottle compounds will remain intense during the foreseeable future because of excess PVC bottle compound manufacturing capacity and because PVC bottle compound buyers are increasingly concerned about price and less concerned about quality and service. In this respect, PVC bottle compound resembles a commodity business. This trend may inhibit the Company from further expanding its share of the PVC bottle compound market.

                 In response to these pressures in the PVC bottle compound market, the Company is continuing in its effort to develop specialty compounds for a diverse range of targeted markets. The Company believes that these specialty compound markets will be less sensitive to wide swings in the cost of PVC resin and may be more influenced by the performance, quality, and service which is characteristic of a specialty type business. In particular, the Company is marketing injection molding PVC compound for use in the communications, electronics and appliance markets and extrusion compounds for use in window frames, indoor furniture and other specialty "profile" markets.

                 The Company believes its technical, marketing and manufacturing capability is equal to that of its major competitors in the plastic bottle market in its region, particularly in the toiletry, cosmetic and household chemical product segments, and believes its technical and marketing ability is equal to that of its major competitors in the PVC compound markets in its region; its manufacturing capability for the PVC compound markets is limited by its lack of a facility to produce PVC resin.

                 A shortage of labor in New Jersey has caused the Company to increase the hourly wages it pays employees and has caused it to experience increased turnover. This trend has resulted in some difficulty in hiring and retaining labor for work on swing shifts, weekends and holidays. Since the Company's business is labor-intensive, the Company believes it will eventually need to increase automation of its operation, but in the near term may face a disadvantage relative to competitors in areas with a larger labor pool.

                 The Company lacks the ability to apply some types of decorations (such as silk screen printing and hot stamped foils) to plastic bottles, unlike many leading plastic bottle manufacturers with which it competes. As a result, the Company must ship its plastic bottles to and from subcontractors at added freight expense to perform this work. The Company realizes a small profit by charging a premium for subcontracted decoration. During April 1990 the Company installed a new Therimage decorating line for the high speed application of heat transfer labels to plastic bottles. This represented the Company's first entry in decorating activity which has resulted in added value to the Company's products. During May 1992, the Company started up its second Therimage decorating line to support additional demand for this type of decorated bottle. However, the Company believes it will eventually need to develop additional capabilities to decorate plastic bottles, and in the near term may face a slight disadvantage relative to some competitors who have greater decorating capabilities compared to the Company.

                 PVC competes with PET and PETG as a material for use in the manufacture of transparent plastic bottles. Manufacturers of bottles made of PET have captured a portion of the edible oil, household chemical and medicinal segments of the plastic bottle market from PVC bottle manufacturers. Because the price of PET bottles becomes competitive on high volume orders of custom bottles (i.e., orders of more than approximately 5 million to 10 millions units), there is a substantial risk that customers who have large custom bottle requirements may increasingly consider using PET bottles instead of PVC bottles. However, because most of the Company's custom bottle business consists of low or mid-range volume orders, the Company's custom bottle business has been less vulnerable to PET. However, recently several stock PET containers of similar shape and size to some of the Company's PVC stock bottles are becoming more prevalent in the Company's markets. Although injection PET tooling is considerably more expensive than PVC extrusion tooling, some components of PET molds and tooling can be shared over several custom or stock designs thereby reducing the higher tooling/mold intensity associated with the injection based PET stock and custom bottle business. Additionally, some plastic bottle buyers have recently turned to PETG because they believe it is an environmentally safer alternative to PVC bottles, notwithstanding PETG's 30-50% higher resin price as compared to PVC compound. The Company has the ability to manufacture PETG bottles by modifying its equipment, and recently the Company has manufactured and sold PETG bottles. Also, several new grades of EPET resins (lower cost than PETG) have recently been introduced that potentially could displace PVC in some bottle applications. Although there have been limited commercial successes to date, the Company has initiated a project to develop the technical know-how to economically manufacture bottles using EPET on its existing equipment, and is also studying the possibility of acquiring injection stretch blow molding PET technology. See "Environmental Regulation" below.

                 Research and Development. The Company spent approximately $216,590 during the past fiscal year ended June 30, 1995 and approximately $197,000 during each of the preceding two fiscal years ended June 30, 1994 on research activities relating to the development of new designs of containers and the production of compounds. The major thrust of the Company's research and development efforts is currently in the area of new PVC compound development.

                 Environmental Regulation. The Company does not believe that compliance with federal, state and local laws and regulations which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, has had or will have any material effect upon the capital expenditures, earnings or competitive position of the Company. However, the future of PVC as a material for packaging foods has been dampened by the Food and Drug Administration's ("FDA's") unwillingness to implement standards with regard to levels of residual vinyl chloride monomer ("VCM") acceptable for food packaging.
Although the FDA's proposed levels of VCM are expected to be easily attainable by the Company's industry, the FDA has been precluded from issuing the standards by the Environmental Protection Agency ("EPA"). The EPA is insisting that a new environmental impact statement be developed prior to promulgating new standards. The EPA's concern is that the adoption of the FDA's new regulations will stimulate additional demand for PVC bottles and, hence, add to the PVC in the waste stream. The Society of Plastics Industry ("SPI"), and Vinyl Institute ("VI") which represent the PVC industry on this issue, estimates that it will take several years to complete an acceptable environmental impact statement.

                 In addition, as it is now a supplier of a primary raw material, the Company may have to comply with existing regulations promulgated by the EPA with respect to the emission of VCM into the environment and regulations promulgated by the Occupational Safety and Health Administration regarding material safety.

                 Additionally, solid waste disposal and mandatory recycling have become a major environmental issue with respect to plastic packaging in general. Concerns over the incineration of PVC compounds, which allegedly result in hydrochloric acid and dioxin emissions, have also recently been voiced. Further, the state and national concern over disposal of solid waste has resulted in several states proposing bans of certain plastics including PVC packaging materials. Thus far, however, no bans have been implemented that would affect PVC as a packaging material. The SPI and VI have effectively lobbied state legislatures which have enacted legislation supporting the recycling of plastics. The Company is currently implementing a program that is mandatory in certain states of placing a recycling code on the bottom of most bottles 8 ounces in capacity or larger. The Company believes, however, that the threat of further regulatory actions inhibiting the future growth of PVC as a viable packaging material will be minimal, although no assurances can be given that further regulatory, or the threat of further regulatory action would not have a negative affect on the Company's business.

                 Employees. As at June 30, 1995, the Company employed a total of 288 people at its Eatontown facilities, of whom 28 are in executive, administrative and clerical positions, 10 are engaged in sales activities and 250 are engaged in general manufacturing. The Company employed 97 people at its new Paris, Illinois Facility as at June 30, 1995. The Company renewed its collective bargaining agreement with Local 108 of the Retail, Wholesale and Department Store Union, AFL-CIO, effective September 1, 1994 through August 31, 1997. As of such date Airopak Corporation's employed 64 people. The Company considers its relations with its work force and the union to be good.

Financial Information about Foreign and
Domestic Operations and Export Sales

                 The Company had export sales of $4,538,000 during the fiscal year ended June 30, 1995. Net sales to the northeast of the United States amounted to $24,549,000 during such fiscal year; net sales to the Midwest amounted to $18,933,000 net sales to the southeast amounted to $3,858,000; and net sales to other domestic regions amounted to $2,008,000 during such fiscal year.

Item 2.          Properties.

                 The Company's manufacturing activities with respect to its continuing businesses are conducted at the six facilities described in the following table:

                                                                             Building Area
                                                                             -------------
Location                             Purpose of Facility                     (square feet)
--------                             -------------------
Eatontown, New Jersey                Plastic Bottle Plant and                 102,690(1)
                                     warehousing and Office

Eatontown, New Jersey                Plastic Bottle Warehouse and              22,500(2)
                                     property rental

Eatontown, New Jersey                Plastic Compounding Plant and             50,162(3)
                                     warehousing and Office

Manchester, Pennsylvania             Airopak Corporation Plant and             69,140(4)
                                     warehousing
Manchester, Pennsylvania             Airopak Corporation warehousing           25,000(5)

Paris, Illinois                      Plastic bottles Plant and                 62,500(6)
                                     warehousing and office

                 1. The Eatontown bottle plant manufacturing facility is located at 401 Industrial Way West, Eatontown, New Jersey on 8.1 acres of real property owned by the Company. The Company's principal executive offices are also located at this location. The building is constructed from concrete panels, and was completed in June 1989. In connection with the construction and acquisition of certain equipment for this facility, the Company obtained financing through the NJEDA. See Note 5 to the Notes to the Consolidated Financial Statements below.

                 2. During October 1991, the Company purchased an existing 22,500 square foot concrete building, located at 435 Industrial Way West, Eatontown, New Jersey, situated on 4.0 acres of land adjacent to the Company's plastic bottle facility. A portion of this building is being used as warehousing for the Company's plastic bottles and the remaining space is leased to an outside tenant. Financing for the acquisition of this property was obtained with a mortgage from National Westminster Bank NJ. See Note 5 to the Notes to the Consolidated Financial Statements below.

                 3. The Company's PVC Compounding manufacturing facility is located at 275 Industrial Way West, Eatontown, New Jersey on 5.5 acres of real property owned by the Company. It contains manufacturing, R&D, warehouse, and administrative offices and is constructed from steel and concrete panels. In March 1994, the Company completed the construction of an additional 21,000 square feet of warehouse and refinanced the facility with a new term Note and mortgage from National Westminster Bank, NJ. See Note 5 to the Notes to the Consolidated Financial Statements below.

                 4. As described in the section entitled "Manufacturing Operations" the Company acquired a business located in Manchester, Pennsylvania. The facilities in Manchester are leased and consist of a manufacturing and warehouse facility in a steel building having a total of 69,140 square feet.

                 5. Airopak corporation also leases 25,000 square feet of separate warehouse space also in a steel building. The aggregate annual rental payable with respect to the manufacturing and warehouse space for the Airopak Corporation detailed above and in Item 4 is $320,136 plus real estate taxes, utilities and certain other charges payable under net leases which expire on April 30, 1998 with respect to the manufacturing facility and April 30, 1998 with respect to the warehouse facility. It is believed that these facilities are large enough to allow for future growth of the business conducted at these facilities.

                 6. The Company commenced operations during April, 1993 in a new 62,500 square foot concrete plastic bottle manufacturing facility located in Paris, Illinois. The Company owns this facility and twenty acres of land on which it is located. Financing for this facility was obtained from the Edgar County Bank, the City of Paris, Illinois and the Illinois Small Business Development Agency. See Note 5 to the Notes to the Consolidated Financial Statements below.

Item 3.          Legal Proceedings.

                 There are no material pending legal proceedings which in the opinion of management will adversely affect the business or financial condition of the Company.


Item 4.          Submission of Matters to a Vote of Securityholders.

                 No matters were submitted to a vote of securityholders of the Company during the fiscal year ended June 30, 1995.

                                    PART II


Item 5.          Market for Registrant's Common Stock
                 and Related Securityholder Matters.

                 The principal market in which the Company's common stock is traded is the over-the-counter market. The closing bid quotation on August 29, 1995 was $2.875. The shares of common stock currently are quoted on NASDAQ and bear the symbol "PVCC." The high bid and low asked quotations during the fiscal years ended June 30, 1995 and June 30, 1994 are as follows:

                 Year Ended June 30, 1995
                 ------------------------           -----------------------------

                                                     High Bid          Low Asked
                                                     --------          ---------
                        1st Quarter                    $1.75             $1.87

                        2nd Quarter                     2.00              2.12

                        3rd Quarter                     2.12              2.25

                        4th Quarter                     3.00              3.12

                 Year Ended June 30, 1994
                 ------------------------
                        1st Quarter                   $2.625             $1.25

                        2nd Quarter                    3.125              2.00

                        3rd Quarter                    1.875              1.50

                        4th Quarter                    2.187             1.875


                 As at August 29, 1995, the number of holders of record of the issued and outstanding common stock of the Company was approximately 716.

                 The Company on December 20, 1991 paid to shareholders its first dividend of $.05 per share of common stock, and a second, third and fourth dividend in the same amount was paid on December 18, 1992 December 8, 1993 and January 18, 1995.

Item 6.          Selected Financial Data.

                                                           Years Ended June 30,
                              ----------------------------------------------------------------------------

                                   1995            1994           1993            1992            1991
                                   ----            ----           ----            ----            ----
SELECTED INCOME
STATEMENT DATA:
Net Sales                     $53,886,103     $38,352,843     $37,036,068     $34,011,098     $29,458,162
                              -----------     -----------     -----------     -----------     -----------

Income from operations        $ 3,556,095     $ 1,535,767     $ 2,587,080     $ 2,681,523     $ 2,288,759
                              -----------     -----------     -----------     -----------     -----------

Net Income                    $ 1,610,665     $   647,260     $ 1,398,453     $ 1,280,385     $ 1,115,579
                              -----------     -----------     -----------     -----------     -----------

Earnings per share:*
  Average number of common
  shares and equivalents
  outstanding                   6,761,913       6,728,439       6,702,866       6,574,706       6,761,813
                              -----------     -----------     -----------     -----------     -----------

  Income from operations      $       .53     $       .23     $       .39     $       .41     $       .34
                              -----------     -----------     -----------     -----------     -----------

  Net Income                  $       .24     $       .10     $       .21     $       .19     $       .16
                              -----------     -----------     -----------     -----------     -----------

  Dividends per share         $       .05     $       .05     $       .05     $       .05     $       .00

SELECTED BALANCE
SHEET DATA

Current assets                $16,605,173     $14,716,364     $13,931,064     $10,255,858     $ 8,555,058

Current Liabilities           $10,655,197     $10,084,651     $ 9,598,949     $ 5,698,869     $ 5,065,019
                              -----------     -----------     -----------     -----------     -----------

Working capital               $ 5,949,976     $ 4,631,713     $ 4,332,115     $ 4,556,989     $ 3,490,039

Total assets                  $34,158,390     $32,159,249     $30,597,507     $22,360,608     $19,883,819

Noncurrent liabilities        $11,369,189     $11,213,163     $10,596,293     $ 7,391,868     $ 6,518,880

Stockholders' equity          $12,134,004     $10,861,435     $10,402,265     $ 9,269,871     $ 8,299,920

* Earnings per share calculations are based on the weighted average number of shares of common stock and common stock equivalents outstanding.


Item 7.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.

                 Results of Operations


                 FISCAL 1995 AS COMPARED TO FISCAL 1994

                 The Company's net sales for the fiscal year ended June 30, 1995 of $53,886,000 increased by approximately 40.5% over the 1994 amount of $38,353,000. The increase in sales was the result of a general increase in the demand for plastic bottles and compounds throughout the Company's lines of business, in addition to the added sales from the Company's newly acquired, wholly- owned subsidiary, Airopak Corporation.

                 The cost of goods sold increased approximately 39.9% to a level of $43,621,000, or 81.0% of net sales for the fiscal year ended June 30, 1995 as compared to $31,187,000, or 81.3% of net sales for the fiscal year ended June 30, 1994. The increase in cost of goods sold was primarily due to higher units sales volume and increased resin costs. Depreciation expense increased by approximately $276,000 for the year ended June 30, 1995, as compared to the prior period. The increase was primarily the result of the added depreciation associated with the Company's newly purchased Airopak Corporation, as well as new capital equipment employed at the Company's other manufacturing sites.

                 Selling, general and administrative expenses ("SG&A") was $3,996,000, or 7.4% of net sales for the fiscal year ended June 30, 1995 as compared to $3,193,000, or 8.3% of net sales for the fiscal year ended June 30, 1994, representing a 25.1% increase over the same period last year. The increase in SG&A was due to the associated higher marketing, selling and administrative expenditures associated with the increased level of sales volume, as well as the addition of Airopak.

                 Income from operations for the fiscal year ended June 30, 1995 was $3,556,000, or 6.6% of net sales as compared to $1,536,000, or 4.0% of net sales for fiscal 1994. Higher operating income was the result of increased sales volume across the entire Company's product mix, the Airopak acquisition, and higher operating utilization in the Company's manufacturing plants.

                 Net Interest expense increased $236,000 during the twelve month period ended June 30, 1995, as compared to the same period in 1994. Higher interest expenses primarily reflect the additional financing incurred with the acquisition of the Airopak Corporation and the warehouse addition at our compound facility.

                 Net income for the year ended June 30, 1995 increased approximately $964,000 to $1,611,000, or $.24 per share as compared to $647,000, or $.10 per share for fiscal 1994.


                 FISCAL 1994 AS COMPARED TO FISCAL 1993

                 The Company's net sales for the fiscal year ended June 30, 1994 of $38,353,000 increased by approximately 3.6% over the 1993 amount of $37,036,000. The increase in sales was primarily the result of improved sales volume of the Company's PVC Compounds. Sales of plastic bottles remained stable due in part to a decrease in demand, particularly in the first half of the fiscal year, for some of the Company's stock and custom plastic bottle business.

                 The cost of goods sold increased approximately 5.3% to a level of $31,187,000, or 81.3% of net sales for the fiscal year ended June 30, 1994 as compared to $29,617,000, or 80.0% of net sales for the fiscal year ended June 30, 1993. The increase in cost of goods sold reflects the increased expenses associated with the new plastic bottle manufacturing plant in Paris, Illinois. The higher fixed costs associated with this new facility were not sufficiently offset by increased sales volume which had a negative impact on operating margins. Additionally, higher raw material costs, principally PVC resin, a major ingredient in the Company's plastic compounds, resulted in an increase in the cost of goods sold. The price of PVC resin which escalated significantly during the latter six months of the Company's fiscal year could not be compensated sufficiently with price increases to maintain the margins for the Company's plastic bottles and compounds. While the Company believes that it will be able to eventually pass through raw material cost increases with price increases for its products, the Company expects that margins could continue to erode somewhat during the next fiscal year if resin prices continue to escalate. Plastic resin price escalation is still prevalent because of a world-wide improvement in the supply/demand of most petrochemicals, and raw material price stability is not expected until sometime in 1995.

                 Selling, general and administrative expenses ("SG&A") increased approximately $391,000 in fiscal 1994 to a level of $3,193,000, or 8.3% of sales as compared to $2,802,000, or 7.6% of sales for fiscal 1993. The increase in SG&A expense was mostly the result of taking a $364,000 charge against earnings for bad debts.

                 Depreciation expense increased by approximately $408,000 for the year ended June 30, 1994, as compared to the prior period. Higher depreciation expense was primarily the result of additional investments associated with the new plastic bottle manufacturing facility in Paris, Illinois, which now absorbs a full year's depreciation expense against prior invested capital.

                 Income from operations for the fiscal year ended June 30, 1994 was approximately $1,536,000, or 4.0% of net sales as compared to approximately $2,587,000, or 7.0% of net sales for fiscal 1993. Operating income and margins declined due to the reasons cited above. Interest expense for fiscal 1994 increased approximately $212,000 to $662,000 compared to approximately $450,000 for fiscal 1993. Higher interest expense resulted from the increased debt associated with the additional investments in plant and equipment incurred by the Company during the past fiscal year.

                 Net income for the year ended June 30, 1994 decreased approximately $751,000 to $647,000 or $.10 per share as compared to $1,398,000 or $.21 per share for fiscal 1993.


                 LIQUIDITY AND CAPITAL RESOURCES

                 The Company's liquidity position at June 30, 1995 improved from the prior year. Working capital increased approximately $1,318,000 to $5,950,000 at June 30, 1995 from $4,632,000 at June 30, 1994. The current ratio was 1.56 at June 30, 1995 and 1.46 at June 30, 1994.

                 During the twelve month period ended June 30, 1995, the Company generated cash from operations of $3,247,000 and received $3,270,000 in proceeds from long term debt, which was utilized to acquire $1,874,000 in capital assets, acquire the Airopak Corporation utilizing $1,070,000, reduce long term debt by $2,582,000 and to pay a cash dividend of $338,000 ($.05 per share).

                 On August 4, 1994, the Company acquired from Air Products And Chemicals Inc. through its recently incorporated wholly owned subsidiary known as Airopak Corporation, the assets of a specialty plastic container business. The purchase price of the assets was $1.57MM (of which $950,000 was for equipment and $620,000 was for inventory). The Company has borrowed $950,000 to cover the purchase of the equipment and has entered into a 1 year letter of credit with Air Products and Chemicals Co. in the amount of $500,000 for the purchase of inventory, with the balance of the funds required for the acquisition coming from cash flow. On July 28, 1995, the Company paid out of cash flow $500,000 to Air Products and Chemicals, Inc. satisfying the terms of the letter of credit.

                 The Company's short term liquidity and short term capital resources are projected to be adequate to allow the Company to continue to make timely payments to trade and other creditors. The Company believes that the financial resources available to it, including internally generated funds and amounts available under its revolving credit facility would be sufficient to meet its foreseeable working capital requirements. As at June 30, 1995, the Company had unused sources of liquidity consisting of cash and cash equivalents of $1,171,000 and available under the unused credit revolving credit facility of $3,000,000.


Item 8.          Financial Statements and Supplementary Data.

                 See annexed financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                                     -None-

                                    PART III


Item 10.         Directors and Executive Officers of the Registrant.

                 The following table sets forth the directors and executive officers of the Company. Each director holds office until his successor is elected and qualifies.

Name                      Age     Held Office Since    Offices with the Company
----                      ---     -----------------    ------------------------
Phillip L. Friedman       48           1982            President, Chief Executive, Financial
                                                       and Accounting Officer and Director

John C. D'Avella          47           1978            Executive Vice President of Sales,
                                                       Secretary and Director

Bertram D. Berkowitz      57           1989            Vice President Finance & Treasurer

Joel Francis Roberts      53           1989            Vice President Operations


                 PHILLIP L. FRIEDMAN was employed by Occidental Chemical Corporation (formerly Hooker Chemical Corporation), a leading manufacturer and supplier of PVC resins and compounds from 1969 until December 1981, when he joined the Company. During his last 5 years with Occidental, Mr. Friedman was Manager of Business Development and Director of Commercial Development for the Polyvinyl Chloride Plastics Division. As the Director of Commercial Development, he was responsible for coordinating and reducing to commercial practice various research and development projects within the plastics industry.

                 JOHN C. D'AVELLA, from June 1973 to July 1974, was an employee of Cosmetics Unlimited, Bogota, New Jersey in the area of purchasing and inventory control. From July 1974 to September 1975 he was employed as the General Manager in charge of purchasing and sales at D'Avella's Pharmacy in Newark, New Jersey. Mr. D'Avella was employed from September 1975 to 1978 as Sales Manager of the Company. In 1978 he became Vice President in Charge of Sales and Secretary of the Company.

                 BERTRAM D. BERKOWITZ has been actively employed by the Company since May 1983. He became a Vice President of Finance and Treasurer during November 1989.

                 JOEL FRANCIS ROBERTS, from 1984 to July 1986, was a plant manager for Technical Plastics Extruders, an extruder of sheet material.
During July 1986 he joined the Company as a plant manager and became a Director of Operations during 1989. He became a Vice President for Operations during November 1989.

Item 11.         Executive Compensation.

                 Incorporated by reference from the Company's definitive information statement to be filed with the Commission not later than 120 days following the end of the Company's fiscal year.


Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management.

                 Incorporated by reference from the Company's definitive or information statement to be filed with the Commission not later than 120 days following the end of the Company's fiscal year.

Item 13.         Certain Relationships and Related Transactions.

                 None.

                                    PART IV


Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form
8-K.

(a)      The following documents are filed as part of this report:

         (1)     Consolidated Financial Statements.

                 Report of Independent Auditors

                 Consolidated Balance Sheets at June 30, 1995 and 1994

                 Consolidated Statements of Income for the three years ended June 30, 1994

                 Consolidated Statements of Stockholders' Equity for the three years ended June 30, 1995

                 Consolidated Statements of Cash Flows for the three years ended June 30, 1995

                 Notes to Consolidated Financial Statements

         (2)     Consolidated Financial Statement Schedules.

                 Report of Independent Auditors on Consolidated Financial Statement Schedules

                 For the three years ended June 30, 1995

                          Schedule II  -  Valuation and Qualifying Accounts


         (3)     Exhibits.

                 3.1 Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware (filed as Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended June 30, 1988 (the "1988 10-K"), and incorporated herein by reference).

                 3.2 The Company's By-Laws (filed as Exhibit 3.2 to the 1988 10-K, and incorporated herein by reference).

                 10.1 Deferred Compensation Plan established June 4, 1986 and effective July 1, 1986 (filed as Exhibit 10.1 to the Company's Form 10-K for the fiscal year ended June 30, 1987 (the "1987 10-K"), and incorporated herein by reference).

                 10.2 Profit Sharing Savings Plan (Flexinvest 401(k) Plan) effective July 1, 1984 (filed as Exhibit 10.2 to the 1987 10-K, and incorporated herein by reference).

                 10.3 1981 Incentive Stock Option Plan filed as an Exhibit to the Company's Form 10-K for fiscal 1982 and incorporated herein by reference (filed as Exhibit
                          10.3 to the 1987 10-K, and incorporated herein by reference).

                 10.4     Employment Agreement between the Company and Phillip
                          L. Friedman dated July 1, 1982 as amended on June 4, 1986 (filed as Exhibit 10.4 to the 1987 10-K, and incorporated herein by reference).

                 10.5 Lease for the Company's container manufacturing plant dated October 5, 1973 and amended July 2, 1974 between John Donato, Jr. and the Company (filed as
                          Exhibit 10.5 to the 1987 10-K, and incorporated herein by reference).

                 10.7 Loan and Security Agreement among the Company, First Jersey National Bank and Novatec dated June 1, 1984 and modified March 31, 1986 (filed as Exhibit 10.7 to the 1987 10-K, and incorporated herein by reference).

                 10.8 Credit Agreement among the Company, New Jersey Economic Development Authority, United Jersey Bank and The First Jersey National Bank dated as of November 1, 1981 (filed as Exhibit 10.8 to the 1987 10-K, and incorporated herein by reference).

                 10.9 Bond Financing Agreement among the Company, New Jersey Economic Development Authority, United Jersey Bank and The First Jersey National Bank dated November 27, 1984 (filed as Exhibit 10.9 to the 1987 10-K, and incorporated herein by reference).

                 10.10 Collective Bargaining Agreement dated September 1, 1988 between the Company and Local 108, Retail, Wholesale and Department Store Union, AFL-CIO (filed as Exhibit 10.10 to the 1988 10-K, and incorporated herein by reference).

                 10.11 Third Amendment to Employment Agreement between Phillip L. Friedman and the Company dated November 29, 1989 (filed as Exhibit 10.11 to 1990 10-K and incorporated herein by reference).

                 10.12 Asset Purchase Agreement between Airopak Corporation and Air Products and Chemicals, Inc. dated 8/4/94 (filed as Exhibit 10 to the report on Form 8-K filed on August 8, 1994 and incorporated herein by reference).

                 16 Letter dated March 1, 1989 from Gassman, Rebhun & Co., P.C. regarding resignation as certifying accountant for the Company (filed as Exhibit 16 to the February 28, 1989 8-K, and incorporated herein by reference).

                 21 Subsidiaries of the Company (filed as Exhibit 22 to the 1987 10-K, and incorporated herein by reference).

                 23       Consent of Ernst & Young LLP

                 28.1 Second Amendment to the PVC Container Corporation 1981 Incentive Stock Option Plan, dated July 6, 1989, with the unanimous written consent of Directors of the Company (filed as Exhibit 28.1 to 1990 10-K and incorporated herein by reference.

                 28.2 Letter dated September 22, 1989 from Phillip L. Friedman to Bidyuk AG regarding the termination of their Option Agreement dated December 14, 1987 (filed as Exhibit 28.2 to 1990 10-K and incorporated herein by reference).

                 Exhibits filed herewith:

                          None.

(b)      Reports on Form 8-K filed during last quarter of the year ended June
         30, 1994:

         None.

(c)      Exhibits

         The exhibits required by Item 601 of Regulation S-K are submitted as a separate section of this filing.

(d)      Financial statement schedules

         The financial statement schedules required by Regulation S-X are submitted as a separate section of this filing.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PVC CONTAINER CORPORATION
                                      -------------------------
                                            (Registrant)

                                      By: /s/ Phillip L. Friedman
                                         ---------------------------------------
                                         Phillip L. Friedman,
                                         President and Chief Executive Officer


                                      Date:    September 14, 1995
                                           --------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                             Date
---------                            -----                             ----

/s/ Phillip L. Friedman
--------------------------           Chief Executive,                  September 14, 1995
Phillip L. Freidman                  Financial and Accounting
                                     Officer, and Director

/s/ John C. D'Avella
--------------------------           Director                          September 14, 1995
John C. D'Avella

                         Report of Independent Auditors

The Board of Directors and Stockholders
PVC Container Corporation

We have audited the consolidated financial statements of PVC Container Corporation listed in the accompanying index to financial statements (Item 14(a)(1)). Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements listed in the accompanying index to financial statements (Item 14(a)(1)) present fairly, in all material respects, the consolidated financial position of PVC Container Corporation at June 30, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                  ERNST & YOUNG LLP

MetroPark, New Jersey
August 1, 1995

                            PVC Container Corporation

                           Consolidated Balance Sheets

                                                                           JUNE 30
                                                                    1995            1994
                                                                ---------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                      $ 1,171,137     $   517,681
 Accounts receivable, less allowance of $243,000 in 1995
  and 1994                                                        8,205,733       7,252,500
 Inventories                                                      6,435,008       6,094,269
 Prepaid expenses, taxes and other current assets                   325,892         192,433
 Deferred taxes                                                     467,403         659,481
                                                                ---------------------------
Total current assets                                             16,605,173      14,716,364

Properties, plant and equipment at cost - net of
 accumulated depreciation                                        17,553,217      17,442,885
                                                                ---------------------------
                                                                $34,158,390     $32,159,249
                                                                ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                               $ 5,633,003     $ 6,867,429
 Accrued expenses                                                 2,321,238       1,630,637
 Income taxes payable                                               340,491         181,518
 Current portion of long-term debt                                2,360,465       1,405,067
                                                                ---------------------------
Total current liabilities                                        10,655,197      10,084,651

Long-term debt                                                   10,290,732      10,057,972
Deferred taxes                                                    1,078,457       1,155,191
Commitments and contingencies

Stockholders' equity:
 Preferred stock, par value $1.00, authorized 1,000,000
  shares, none issued
 Common stock, par value $.01, authorized 10,000,000 shares,
  6,761,913 shares issued and outstanding as of
  June 30, 1995 and 1994                                             67,618          67,618
 Capital in excess of par value                                   2,971,498       2,971,498
 Retained earnings                                                9,094,888       7,822,319
                                                                ---------------------------
Total stockholders' equity                                       12,134,004      10,861,435
                                                                ---------------------------
                                                                $34,158,390     $32,159,249
                                                                ===========================



See accompanying notes.

                            PVC Container Corporation

                        Consolidated Statements of Income

                                                                  FISCAL YEAR ENDED JUNE 30
                                                            1995            1994             1993
                                                      ------------------------------------------------
Net sales                                             $ 53,886,103      $ 38,352,843      $ 37,036,068

Cost and expenses:
 Cost of goods sold (exclusive of depreciation and
  amortization expense shown separately below)          43,620,839        31,186,619        29,617,344
 Selling, general and administrative expenses            3,995,793         3,192,661         2,801,535
 Depreciation and amortization expense                   2,713,376         2,437,796         2,030,109
                                                      ------------------------------------------------
                                                        50,330,008        36,817,076        34,448,988
                                                      ------------------------------------------------
Income from operations                                   3,556,095         1,535,767         2,587,080

Other income (expenses):
 Interest expense                                         (897,765)         (662,004)         (449,669)
 Interest income                                               298               167             1,711
 Other income                                               96,034           161,773            80,500
                                                      ------------------------------------------------
                                                          (801,433)         (500,064)         (367,458)
                                                      ------------------------------------------------
Income before provision for income taxes                 2,754,662         1,035,703         2,219,622
Provision for income taxes                               1,143,997           388,443           821,169
                                                      ------------------------------------------------
Net income                                            $  1,610,665      $    647,260      $  1,398,453
                                                      ================================================

Earnings per share                                    $        .24      $        .10      $        .21
Dividends per share                                            .05               .05               .05



See accompanying notes.

                            PVC Container Corporation

                 Consolidated Statements of Stockholders' Equity

                                   COMMON STOCK
                              ISSUED AND OUTSTANDING    CAPITAL IN                          TOTAL
                              ----------------------     EXCESS OF      RETAINED        STOCKHOLDERS'
                               SHARES       AMOUNT       PAR VALUE      EARNINGS           EQUITY
                              -----------------------------------------------------------------------
Balance, June 30, 1992        6,349,313     $63,493     $2,768,592     $ 6,437,786      $  9,269,871
 Net income                                                              1,398,453         1,398,453
 Dividends                                                                (323,090)         (323,090)
 Issuance of common stock       112,500       1,125         55,906                            57,031
                              -----------------------------------------------------------------------
Balance, June 30, 1993        6,461,813      64,610      2,824,498       7,513,149        10,402,265
 Net income                                                                647,260           647,260
 Dividends                                                                (338,090)         (338,090)
 Issuance of common stock       300,000       3,000        147,000                           150,000
                              -----------------------------------------------------------------------
Balance, June 30, 1994        6,761,813      67,618      2,971,498       7,822,319        10,861,435
 Net income                                                              1,610,665         1,610,665
 Dividends                                                                (338,096)         (338,096)
                              -----------------------------------------------------------------------
Balance, June 30, 1995        6,761,813     $67,618     $2,971,498     $ 9,094,888      $ 12,134,004
                              =======================================================================



See accompanying notes.

                            PVC Container Corporation

                      Consolidated Statements of Cash Flows

                                                                          FISCAL YEAR ENDED JUNE 30
                                                                    1995             1994            1993
                                                                ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $ 1,610,665      $   647,260      $ 1,398,453
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization                                   2,713,376        2,437,796        2,030,109
  Deferred income taxes                                             115,344          (75,439)        (189,299)
  Gain on sale of equipment                                                          (54,282)
  Changes in assets and liabilities:
   Accounts receivable                                             (953,233)        (585,792)        (588,162)
   Inventories                                                      279,434         (252,096)      (2,615,007)
   Prepaid expenses, taxes and other current assets                (133,459)          86,983          (81,756)
   Accounts payable and accrued expenses                           (543,825)         535,630        3,197,912
   Income taxes payable                                             158,973           17,346          (83,110)
                                                                ---------------------------------------------
Net cash provided by operating activities                         3,247,275        2,757,406        3,069,140

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                             (1,873,708)      (3,261,612)      (6,591,802)
Proceeds from sale of equipment                                                      101,656
Purchase of business                                             (1,070,173)
                                                                ---------------------------------------------
Net cash used in investing activities                            (2,943,881)      (3,159,956)      (6,591,802)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued in
 connection with stock options                                                       150,000           57,031
Proceeds from long-term debt                                      3,270,000        2,150,000        4,425,000
Payments on indebtedness                                         (2,581,842)      (1,692,590)        (737,854)
Dividends paid                                                     (338,096)        (338,090)        (323,090)
                                                                ---------------------------------------------
Net cash provided by financing activities                           350,062          269,320        3,421,087
                                                                ---------------------------------------------

Net increase (decrease) in cash and cash equivalents                653,456         (133,230)        (101,575)
Cash and cash equivalents, beginning of year                        517,681          650,911          752,486
                                                                ---------------------------------------------
Cash and cash equivalents, end of year                          $ 1,171,137      $   517,681      $   650,911
                                                                =============================================



See accompanying notes.

                            PVC Container Corporation

                   Notes to Consolidated Financial Statements

                          June 30, 1995, 1994 and 1993

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The accompanying financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries, Novatec Plastics & Chemicals Co., Inc., Airopak Corporation and PVC Container International Sales Corporation, a foreign sales company incorporated in the U.S. Virgin Islands on March 1, 1993. All intercompany accounts have been eliminated.

ACQUISITION

On August 4, 1994, the Company acquired certain assets from Air Products and Chemicals, Inc., for its recently incorporated wholly-owned subsidiary known as Airopak Corporation for $1.57 million.

The Company accounted for the acquisition as a purchase. Accordingly, the acquired assets have been recorded at their estimated fair values at the date of acquisition. The results of operations of the acquired business is included in the accompanying consolidated statement of income from the date of acquisition. The pro forma results of operations for the period July 1, 1994 to August 4, 1994 have not been presented as such amounts are not material.

CASH EQUIVALENTS

The Company considers investments with maturities of three months or less when acquired to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market value. Substantially all of the inventories are being valued under the LIFO method.

DEPRECIATION

Depreciation is provided for financial reporting purposes on a straight-line or double declining balance method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations as incurred. Major renewals and betterments are capitalized.

                            PVC Container Corporation

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Effective July 1, 1993, the Company changed its method of accounting for income taxes as required by SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 provides for the liability method of accounting for income taxes, such that deferred tax assets or liabilities are recorded for the tax effect of differences between the tax basis of assets and liabilities and their respective basis for financial reporting purposes. As permitted under the new rules, prior years' financial statements have not been restated.

The cumulative effect of adopting SFAS No. 109 at July 1, 1993 was not material.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to expense as incurred and amounted to $216,590, $196,000 and $220,000 in 1995, 1994 and 1993,
respectively.

EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding of 6,761,913, 6,728,439 and 6,702,866 shares for the years ended June 30, 1995, 1994 and 1993, respectively.

RECLASSIFICATIONS

Certain 1994 balances have been reclassified to conform to 1995 presentation.

2.  INVENTORIES

Inventories consist of the following:

                                                 1995           1994
                                              -------------------------
         Raw materials                        $2,089,192     $2,871,471
         Finished goods                        3,761,231      2,862,697
                                              -------------------------
         Total LIFO inventories                5,850,423      5,734,168

         Molds for resale, in production         232,901        224,657
         Supplies                                351,684        135,444
                                              -------------------------
         Total                                $6,435,008     $6,094,269
                                              =========================

                            PVC Container Corporation

2.  INVENTORIES (CONTINUED)

The excess of inventory valued on FIFO basis which approximates replacement cost over LIFO cost at June 30, 1995 was approximately $648,000. Replacement cost exceeded LIFO cost by approximately $385,000 at June 30, 1994.

3.  PROPERTIES, PLANT AND EQUIPMENT

                                                                             ESTIMATED
                                                                          USEFUL LIFE IN
                                             1995            1994              YEARS
                                         -----------------------------------------------
    Land                                 $   653,965       $   653,965
    Building and improvements              9,876,365         9,817,498         20-25
    Machinery and equipment               20,801,806        18,357,479          7-10
    Molds                                  2,197,281         1,964,247          3- 5
    Office furniture and equipment           925,499           843,323          5-l0
    Motor vehicles                            34,447            50,155          3- 5
    Leasehold improvements                     5,300
                                         -----------------------------
                                          34,494,663        31,686,667
    Less accumulated depreciation         16,941,446        14,243,782
                                         -----------------------------
                                         $17,553,217       $17,442,885
                                         =============================

4.  ACCRUED EXPENSES

Accrued expenses at June 30 consists of:

                                                1995           1994
                                            ---------------------------
         Accrued payroll                    $  368,722       $  190,046
         Accrued vacation                      524,492          429,974
         Accrued employee incentives           830,597          556,913
         Other accrued expenses                597,427          453,704
                                            ---------------------------
                                            $2,321,238       $1,630,637
                                            ===========================

                            PVC Container Corporation

5.  LONG-TERM DEBT

Long-term debt at June 30 consists of the following:

                                                       1995             1994
                                                  ------------------------------
  Notes payable:
   New Jersey Economic Development Authority:
     Series D Note                                $  3,900,000      $  4,150,000
   National Westminster Bank of New Jersey:
     435 Industrial Way Mortgage                       750,000           795,000
     Equipment Notes                                 2,091,360         1,022,727
     Term notes                                      3,764,520         3,565,000
   Edgar County Bank Construction Loan                 601,875           635,625
   City of Paris:
     Community Development Assistance Loan             438,548           466,372
     Revolving Loan Fund                               131,636           139,951
   Air Products note payable                           496,556
   Illinois Small Business Development Loan            318,463           336,658
   Metropolitan Life note payable                      117,768           247,480
   Obligations under capital leases                     40,471           104,226
                                                  ------------------------------
                                                    12,651,197        11,463,039
   Less current portion                             (2,360,465)       (1,405,067)
                                                  ------------------------------
                                                  $ 10,290,732      $ 10,057,972
                                                  ==============================

Maturities of long-term debt are as follows: 1996 - $2,360,465; 1997 - $2,340,400; 1998 - $1,996,254; 1999 - $2,081,874; 2000 - $820,810 and 2001 to
2009 - $3,051,794. Interest paid amounted to $881,021, $650,929 and $439,196 in
1995, 1994 and 1993, respectively.

NOTES PAYABLE - NEW JERSEY ECONOMIC DEVELOPMENT AUTHORITY "EDA"

SERIES D NOTE

This note is due October 3l, 2006 and is payable as follows: $250,000 due on October l, each year through October l, 2006 and $900,000 due on October 31, 2006. Prepayments may be made without penalty. This note is subject to prior mortgages in favor of the National Westminster Bank of New Jersey. The effective interest rate on this obligation was 3.8% and 2.5% in 1995 and 1994, respectively.

                            PVC Container Corporation

5.  LONG-TERM DEBT (CONTINUED)

EDA has issued tax exempt bonds to fund the debt. Should the tax exempt status of this bond issue be negated, the rate of interest of this note would be retroactively adjusted.

435 INDUSTRIAL WAY MORTGAGE

During fiscal year 1992, the Company financed $900,000 for the purchase of a building adjacent to its property. The mortgage is payable in 59 monthly principal installments of $3,750 and a final lump sum payment for the remaining balance on March 1, 1997, plus interest at 8.53%. The mortgage is collateralized by the building.

EQUIPMENT NOTES

During fiscal year 1995, the Company received a second draw down on its $2,300,000 equipment loan from National Westminster Bank, amounting to $1,260,000. The note requires principal payments of $21,355 and interest at 9.31% on the first of every month through the note's maturity in March 1999, at which time the full unpaid principal and interest are due. The first draw down note provides for the monthly payment of interest at 7.82% through and including May 1, 1995. Principal payments of $10,000 and interest are due thereafter on the first of every month through the note's maturity in March 1999, at which time the full unpaid principal and interest are due. The borrower may prepay this note in whole or in part in accordance with the loan agreement. The notes are collateralized by the equipment.

During fiscal year 1995, the Company obtained a $950,000 equipment loan from National Westminster Bank for its newly acquired Airopak division. The note is payable in eighty-four monthly payments of $11,310, plus interest at 9.19%. The note is collateralized by the equipment.

During fiscal year 1992, the Company purchased $750,000 of equipment which was financed by National Westminster Bank. The notes are payable in sixty monthly payments of $12,501, plus interest at prime plus 1/2% (the effective rate is equal to 7.75% in 1994 and 6.5% in 1993). The notes are collateralized by the equipment.

TERM NOTES

During fiscal year 1994, the Company purchased $1,200,000 of property and equipment which was financed through a term note with National Westminster Bank. The note

                            PVC Container Corporation

5.  LONG-TERM DEBT (CONTINUED)

provides for principal payments of $5,000 and interest due monthly through the note's maturity, March 1, 1999, when the full amount of unpaid principal and interest is due. The note may be prepaid in whole or in part subject to certain requirements stated in the loan agreement. The note is collateralized by the property and equipment purchased.

During fiscal year 1993, the Company purchased $3,000,000 of equipment which was financed through three term notes with National Westminster Bank. The notes, with original principal balances of $1,500,000, $900,000 and $600,000 are each payable in sixty monthly payments of $50,000 plus interest at 7.29%, 6.8% and 6.69%, respectively. The notes are collateralized by the equipment.

AIR PRODUCTS LOAN

During fiscal year 1995, the Company purchased inventory for its Airopak division which was financed by a note payable of $500,000 to Air Products and Chemicals, Inc. which is recorded net of imputed interest at 9%. The entire balance on the note is due August 5, 1995. The note is collateralized by a letter of credit with National Westminster Bank.

EDGAR COUNTY BANK CONSTRUCTION LOAN

During fiscal year 1993, the Company financed $675,000 for real estate improvements for a manufacturing plant in Paris, Illinois. The loan is payable in sixty monthly principal payments of $2,813 and a final lump sum payment of $506,250 on April 30, 1998, plus interest at 6.75%. The loan is collateralized by a shared first lien interest for the land and building in Paris, Illinois in conjunction with an inter creditor agreement between the bank and the City of Paris.

COMMUNITY DEVELOPMENT ASSISTANCE LOAN

In fiscal year 1993, the Illinois Department of Commerce and Community Affairs approved a loan with the City of Paris for development of a manufacturing plant in Illinois for $500,000 which will be payable in 180 monthly installments of $3,453 including interest at 3%. The loan is collateralized by a shared first lien interest for the land and building in Paris, Illinois in conjunction with an inter creditor agreement between the City of Paris and Edgar County Bank.

                            PVC Container Corporation

5.  LONG-TERM DEBT (CONTINUED)

REVOLVING LOAN FUND

The Illinois Department of Commerce and Community Affairs also approved a revolving loan fund from the City of Paris to assist in the development of the manufacturing plant in Illinois for $150,000 in fiscal year 1993. The loan is payable in 180 monthly installments of $1,033 including interest at 3%. The loan is collateralized by a subordinate lien interest for the land and building in Paris, Illinois in conjunction with an inter creditor agreement between the City of Paris and Edgar County Bank.

ILLINOIS SMALL BUSINESS DEVELOPMENT LOAN

In fiscal year 1994, the Illinois Department of Commerce and Community Affairs approved a loan with the City of Paris for the expansion of the Company's manufacturing plant in Illinois for $350,000 which is payable in 180 monthly installments of $2,767 including interest at 5% and a final payment to satisfy the conditions of the loan. The loan can be prepaid in whole or in part without penalty. The loan is collateralized by the property and improvements thereafter as well as the rent issues and profits of the premises.

METROPOLITAN LIFE CAPITAL CREDIT CORPORATION

This note is payable in equal monthly installments of $12,290 including interest at 9.4% over a 60-month period. The note is collateralized by equipment.

OBLIGATIONS UNDER CAPITAL LEASES

The Company leases certain machinery and equipment which have been capitalized in the accompanying financial statements. The Company amortizes the leases over the estimated useful lives of the equipment using the straight line method. Amortization expense related to these leases is included in depreciation and amortization expense.

Machinery and equipment financed under capital leases have a cost basis of $275,975 and accumulated amortization of $235,404 at June 30, 1995. At the end of the lease term, or at the anniversary date of the lease, the Company has an option to purchase the equipment for $1. Future minimum lease payments under capital lease obligations and the present value of the minimum lease payments are as follows:

                            PVC Container Corporation

5.  LONG-TERM DEBT (CONTINUED)

         YEAR                                                    AMOUNT
         ----                                                   -------
         1996                                                   $41,984
                                                                -------
         Net minimum lease payments                              41,984
         Less amount representing interest                        1,513
                                                                -------
         Present value of net minimum lease payments            $40,471
                                                                =======

6.  OPERATING LEASES

Minimum rental commitments under non-cancellable operating leases are payable as follows:

                              YEAR         AMOUNT
                              --------------------
                              1996         $88,497
                              1997          82,394
                              1998          45,860
                              1999          33,083
                              2000          18,946

Rental expense for operating leases amounted to $142,179, $102,947 and $111,526 in 1995, 1994 and 1993, respectively.

7.  PENSION PLAN

On September 1, 1990, the Company instituted a non-contributory defined benefit pension plan (the Plan) for all eligible full-time union employees. Benefits are based on years of service. The Company contributes to the Plan amounts, actuarially determined by the Unit Credit Actuarial Cost Method, which provides the Plan with sufficient assets to meet future benefit payment requirements. The assets of the Plan are invested principally in short-term investments. Net pension cost consists of the following components:

                                                 1995          1994          1993
                                               ------------------------------------
  Normal service cost                          $ 52,085      $ 45,088      $ 40,434
  Interest on projected benefit obligation       37,729        31,275        25,669
  Gain on return of plan assets                 (18,837)      (12,456)       (8,175)
  Amortization cost                              12,537         9,720        10,411
                                               ------------------------------------
  Net periodic pension cost                    $ 83,514      $ 73,627      $ 68,339
                                               ====================================

                            PVC Container Corporation

7.  PENSION PLAN (CONTINUED)

The reconciliation of the funded status of the Plan to the amount on the Company's balance sheet is as follows:

                                                                 1995           1994
                                                              ------------------------
  Actuarial present value of:
   Vested benefits                                            $ 519,552      $ 446,750
                                                              ========================
   Accumulated benefits                                       $ 582,850      $ 505,759
                                                              ========================

  Actuarial present value of projected benefit obligation     $(582,850)     $(505,759)
  Market value of plan assets                                   314,607        250,719
                                                              ------------------------
  Projected benefit obligation in excess of plan assets        (268,243)      (255,040)
  Unrecognized net obligation existing at transition            148,273        160,629
  Unrecognized net loss                                         125,538        108,919
  Adjustment required to recognize minimum liability           (273,811)      (269,548)
                                                              ------------------------
  Accrued pension liability                                   $ 268,243      $ 255,040
                                                              ========================


The assumptions used in determining the funded status of the Plan are as follows: (i) discount rate - 7.5% and 8% in 1995 and 1994, respectively, and
(ii) expected rate of return on assets of 8.5% for 1995 and 1994.

The Company maintains a voluntary salary reduction 40l(k) plan covering all non-union employees with more than one year of service. Eligible employees may elect to contribute up to 6% of their salaries up to ERISA's maximum annual level. The Company contributes an amount equal to 25% of the employee's contribution and, at its discretion, may make additional contributions to the plan based on earnings. The Company contributed $337,534, $124,448 and $256,924 in 1995, 1994 and 1993, respectively.

8.  EMPLOYEES' INCENTIVE STOCK OPTION PLAN

The Company maintains an Incentive Stock Option Plan. Under the plan, the Company may grant options for the purchase of up to an aggregate of 1,080,000 shares of its common stock. The options granted are exercisable to the extent of 20% per year on a cumulative basis through expiration. At June 30, 1995, 282,000 shares of common stock were reserved for issuance.

                            PVC Container Corporation

8.  EMPLOYEES' INCENTIVE STOCK OPTION PLAN (CONTINUED)

A summary of stock option activity relating to the Company's stock option plan is as follows:

                                                   AVERAGE    NUMBER OF
                                                    PRICE       SHARES
                                                   -------    ---------
         Outstanding, June 30, 1992                $   .50     412,500
           Exercised                                   .51    (112,500)
                                                              --------
         Outstanding, June 30, 1993                    .50     300,000
           Exercised                                   .50    (300,000)
                                                              --------
         Outstanding, June 30, 1994                    .50        --
           Exercised                                              --
                                                              --------
         Outstanding, June 30, 1995                               --
                                                              ========

9.  INCOME TAXES

The provision for income taxes consists of:

                                  1995            1994             1993
                             ---------------------------------------------
         Current:
          Federal            $   827,256      $   415,470      $   799,542
          State                  201,397           48,412          210,926
                             ---------------------------------------------
                               1,028,653          463,882        1,010,468
         Deferred:
          Federal                112,526         (101,440)        (191,773)
          State                    2,818           26,001            2,474
                             ---------------------------------------------
                                 115,344          (75,439)        (189,299)
                             ---------------------------------------------

         Total provision     $ 1,143,997      $   388,443      $   821,169
                             =============================================

The provision (benefit) for deferred income taxes arises from the differences between the book and tax bases of the following:

                                               1995          1994           1993
                                            --------------------------------------
         Accelerated depreciation           $  15,084      $ 92,186      $ (14,147)
         Inventory reserves                   (24,475)       71,225        (78,023)
         Accrued liabilities and other        124,735       (47,850)       (37,973)
         Tax credits and carryforwards                     (191,000)
         Other temporary differences                                       (59,156)
                                            --------------------------------------
         Deferred tax (benefit) expense     $ 115,344      $(75,439)     $(189,299)
                                            ======================================

                            PVC Container Corporation

9.  INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 1995 are as follows:

                                                 1995           1994
                                              -------------------------
         Deferred tax liabilities:
          Fixed assets                        $1,061,820     $1,046,736
          Other                                   16,637        108,455
                                              -------------------------
         Total deferred tax liabilities        1,078,457      1,155,191

         Deferred tax assets:
          Bad debt reserves                       97,077         97,077
          Inventory reserves                     104,448         79,974
          Tax credits and carryforwards          191,000
          Accrued liabilities and other          265,878        291,430
                                              -------------------------
         Total deferred tax assets               467,403        659,481
                                              -------------------------
         Net deferred tax liabilities         $  611,054     $  495,710
                                              =========================

A reconciliation of the income tax provision and the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

                                                                   1995      1994     1993
                                                                   ------------------------

         Federal tax at statutory rate                              34%       34%       34%
         Effect of:
          State income taxes, net of federal income tax
           benefit
                                                                     6         5         6
          Foreign operations                                        (2)       (3)
          Other                                                      3         2        (3)
                                                                   ------------------------
         Effective income tax rate                                  41%       38%       37%
                                                                   ========================


Income taxes paid amounted to $871,000, $432,000 and $1,093,600 in 1995, 1994 and 1993, respectively.

                            PVC Container Corporation

10.  COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation in the ordinary course of business and it is the opinion of management that the outcome of these proceedings will not have a material adverse impact on the accompanying consolidated financial statements.

11.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURES

As more fully described in Note 1, the Company acquired certain assets from Air Products and Chemicals, Inc. on August 4, 1994. The purchase price was allocated to the assets based on their estimated market values as follows:

         Inventory                                         $   620,173
         Fixed assets                                          950,000
         Notes payable                                        (500,000)
                                                           -----------
         Net cash paid                                     $ 1,070,173
                                                           ===========

                            PVC Container Corporation

                             Consolidated Schedules

                                  June 30, 1995

                         Report of Independent Auditors
                            on Consolidated Schedules

The Board of Directors and Stockholders
PVC Container Corporation

In connection with our audits of the consolidated financial statements of PVC Container Corporation as of June 30, 1995 and 1994, and for each of the three years in the period ended June 30, 1995, we have also audited the consolidated schedules included in this annual report on this Form l0-K as listed in Item l4(a)(2).

In our opinion, the consolidated schedules referred to above present fairly, in all material respects, the information required to be stated therein.

                                                     ERNST & YOUNG LLP

MetroPark, New Jersey
August 1, 1995

                            PVC Container Corporation

                 Schedule II - Valuation and Qualifying Accounts

           COLUMN A               COLUMN B                 COLUMN C            COLUMN D     COLUMN E
---------------------------      ----------     ---------------------------    --------    -----------
                                                          ADDITIONS
                                                ---------------------------     AMOUNT
                                                                 CHARGED       WRITTEN
                                  BALANCE       CHARGED TO      TO OTHER         OFF
                                 BEGINNING       COSTS AND      ACCOUNTS       AGAINST     BALANCE END
         DESCRIPTION              OF YEAR        EXPENSES      (DESCRIBED)     RESERVE       OF YEAR
---------------------------      ---------      ----------     -----------     --------    -----------
Valuation accounts
deducted from assets to
which they apply:

  June 30, 1995:
    Accounts receivable          $242,692         $  --             $--         $--         $242,692
    Inventory                        --            50,000            --          --           50,000

  June 30, 1994:
    Accounts receivable           242,692            --              --          --          242,692

  June 30, 1993:
    Accounts receivable           242,692            --              --          --          242,692

                               INDEX TO EXHIBITS

Exhibit
Number           Description of Exhibit                                              Page
------           ----------------------
                 Certificate of Incorporation of the Company filed with the
3.1              Secretary of State of the State of Delaware (filed as Exhibit
                 3.1 to the Company's Form 10-K for the fiscal year ended
                 June 30, 1988 (the "1988 10-K"), and incorporated herein by reference).

3.2 The Company's By-Laws (filed as Exhibit 3.2 to the 1988 10-K, and incorporated herein by reference).

10.1 Deferred Compensation Plan established June 4, 1986 and effective July 1, 1986 (filed as Exhibit 10.1 to the Company's
                 Form 10-K for the fiscal year ended June 30, 1987 (the "1987
                 10-K"), and incorporated herein by reference).

10.2             Profit Sharing Savings Plan Flexinvest 401(k) Plan) effective
                 July 1, 1984 (filed as Exhibit 10.2 to the 1987 10-K, and incorporated herein by reference).

10.3             1981 Incentive Stock Option Plan filed as an Exhibit to the
                 Company's Form 10-K for fiscal 1982 and incorporated herein by reference (filed as Exhibit 10.3 to the 1987 10-K, and incorporated herein by reference).

10.4             Employment Agreement between the Company and Phillip L.
                 Friedman dated July 1, 1982 as amended on June 4, 1986 (filed as Exhibit 10.4 to the 1987 10-K, and incorporated herein by reference).

10.5             Lease for the Company's container manufacturing plant dated
                 October 5, 1973 and amended July 2, 1974 between John Donato,
                 Jr. and the Company (filed as Exhibit 10.5 to the 1987 10-K, and incorporated herein by reference).

10.7             Loan and Security Agreement among the Company, First Jersey
                 National Bank and Novatec dated June 1, 1984 and modified March
                 31, 1986 (filed as Exhibit 10.7 to the 1987 10-K, and incorporated herein by reference).

10.8             Credit Agreement among the Company, New Jersey Economic
                 Development Authority, United Jersey Bank and The First Jersey
                 National Bank dated as of November 1, 1981 (filed as
                 Exhibit 10.8 to the 1987 10-K, and incorporated herein by reference).

10.9             Bond Financing Agreement among the Company, New Jersey Economic
                 Development Authority, United Jersey Bank and The First Jersey
                 National Bank dated November 27, 1984 (filed as Exhibit 10.9 to the 1987 10-K, and incorporated herein by reference).

10.10 Collective Bargaining Agreement dated September 1, 1988 between the Company and Local 108, Retail, Wholesale and Department
                 Store Union, AFL-CIO (filed as Exhibit 10.10 to the 1988 10-K, and incorporated herein by reference).

10.11            Third Amendment to Employment Agreement between Phillip L.
                 Friedman and the Company dated November 29, 1989 and incorporated herein by reference.

10.12            Asset Purchase Agreement between Airopak Corporation and Air
                 Products and Chemicals, Inc. dated August 4, 1994 (filed as
                 Exhibit 10 to the report on Form 8-K filed on August 8, 1994 and incorporated herein by reference).

16               Letter dated March 1, 1989 from Gassman, Rebhun & Co., P.C.
                 regarding resignation as certifying accountant for the Company
                 (filed as Exhibit 16 to the February 28, 1989 8-K, and incorporated herein by reference).

21               Subsidiaries of the Company (filed as Exhibit 22 to the 1987
                 10-K, and incorporated herein by reference).

23               Consent of Ernst & Young LLP.

28.1             Second Amendment to the PVC Container Corporation 1981
                 Incentive Stock Option Plan, dated July 6, 1989, with the unanimous written consent of Directors of the Company and incorporated herein by reference.

28.2             Letter dated September 22, 1989 from Phillip L. Friedman to
                 Bidyuk AG regarding the termination of their Option Agreement dated December 14, 1987 and incorporated herein by reference.