Form 10-Q
period 1995-09-30
PVC CONTAINER CORP
filed 1995-11-14
CIK 81288

                                                                          Part I

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1995

          (1) Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         For the transition period from_____________

                                       to_____________

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

                                      Yes   X        No
                                         ------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

       Class                                   Outstanding at September 30, 1995
Common $.01 par value                                   6,761,913 shares

                                                                          Part I

                                    CONTENTS

                                                                                    PAGE
                                                                                     NO.
                                                                                    ----
PART I.     FINANCIAL INFORMATION

            Consolidated Balance Sheets - September 30, 1995 and June 30, 1995         3

            Consolidated Statements of Income - Three Months Ended
               September 30, 1995 and 1994                                             4

            Consolidated Statements of Cash Flows - Three Months Ended
               September 30, 1995 and 1994                                             5

            Notes to Consolidated Financial Statements                                 6

            Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                 7-8

PART II.    OTHER INFORMATION                                                          9

                                                                          Part I

                            PVC Container Corporation

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                   SEPTEMBER            JUNE
                                                                    30, 1995          30, 1995
                                                                  -----------        -----------
ASSETS
Current assets:
   Cash and cash equivalents                                      $   883,328        $ 1,171,137
   Accounts receivable - net of allowances                          7,772,457          8,205,733
   Inventories                                                      6,304,794          6,435,008
   Prepaid expenses, taxes and other current assets                   490,698            325,892
   Deferred tax asset                                                 467,403            467,403
                                                                  -----------        -----------
Total current assets                                               15,918,680         16,605,173

Properties and equipment at cost - net of accumulated
 depreciation                                                      17,361,754         17,553,217
                                                                  -----------        -----------
                                                                  $33,280,434        $34,158,390
                                                                  ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                               $ 5,666,915        $ 5,633,003
   Accrued expenses                                                 2,013,122          2,321,238
   Income taxes payable                                               412,983            340,491
   Current portion of long-term debt                                1,812,965          2,360,465
                                                                  -----------        -----------
Total current liabilities                                           9,905,985         10,655,197
Long-term debt                                                      9,926,506         10,290,732
Deferred income taxes                                               1,078,457          1,078,457
Commitments and contingencies
Stockholders' equity:
   Preferred stock, par value $1.00, authorized 1,000,000
     shares, none issued
   Common stock, par value $.01, authorized 10,000,000
     shares, 6,761,913 shares issued and outstanding as of
     September 30, 1995 and June 30, 1995                              67,619             67,619
   Capital in excess of par value                                   2,971,497          2,971,497
   Retained earnings                                                9,330,370          9,094,888
                                                                  -----------        -----------
Total stockholders' equity                                         12,369,486         12,134,004
                                                                  -----------        -----------
                                                                  $33,280,434        $34,158,390
                                                                  ===========        ===========


See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                        Consolidated Statements of Income
                                   (Unaudited)

                                                                  THREE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                              1995                 1994
                                                          ------------         ------------
Net sales                                                 $ 12,782,357         $ 12,235,841
Cost and expenses:
 Cost of goods sold (exclusive of depreciation and
   amortization expense shown separately below)             10,507,923           10,041,313
 Selling, general and administrative expenses                1,017,984              857,339
 Depreciation and amortization                                 681,059              652,650
                                                          ------------         ------------
                                                            12,206,966           11,551,302
                                                          ------------         ------------
Income from operations                                         575,391              684,539

Other income (expense):
 Interest expense                                             (217,282)            (210,618)
 Other income                                                   23,194               20,836
                                                          ------------         ------------
                                                              (194,088)            (189,782)
                                                          ------------         ------------
Income before provision for income taxes                       381,303              494,757

Provision for income taxes                                    (145,821)            (184,934)
Net income                                                $    235,482         $    309,823
                                                          ============         ============
Earnings per share                                        $        .03         $        .05
                                                          ============         ============
Dividends per share                                       $          -         $          -
                                                          ============         ============





See accompanying notes.

                                                                         Part I

                            PVC Container Corporation

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     THREE MONTHS ENDED
                                                                         SEPTEMBER 30
                                                                   1995                1994
                                                                -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $   235,482         $   309,823
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                  681,059             652,650
     Deferred income taxes
     Changes in assets and liabilities:
       Accounts receivable, net of allowances                       433,276            (894,120)
       Inventories                                                  130,214            (757,096)
       Prepaid expenses, taxes and other current assets            (164,806)           (130,997)
       Accounts payable and accrued expenses                       (274,204)          1,607,460
       Income taxes payable                                          72,492             196,934
                                                                -----------         -----------
Net cash provided by operating activities                         1,113,513             984,654

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                               (489,596)         (1,999,184)
                                                                -----------         -----------
Net cash used in investing activities                              (489,596)         (1,999,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                       (911,726)          1,132,394
                                                                -----------         -----------
Net cash (used in) provided by financing activities                (911,726)          1,132,394
                                                                -----------         -----------
Net (decrease) increase in cash                                    (287,809)            117,864
Cash at beginning of period                                       1,171,137             517,681
                                                                -----------         -----------
Cash at end of period                                           $   883,328         $   635,545
                                                                ===========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                   $   223,669         $   168,000
                                                                ===========         ===========
Income taxes paid                                               $    77,000         $    17,000
                                                                ===========         ===========


See accompanying notes.

                                                                         Part I

                            PVC Container Corporation

                   Notes to Consolidated Financial Statements


Note 1 In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1995, and the results of operations and cash flows for the three month periods ended September 30, 1995 and 1994.

           While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

           Earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. Common stock and common stock equivalents amounted to 6,761,913 for the three month periods ended September 30, 1995 and 1994.

Note 2 The accompanying financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries, Novatec Plastics & Chemicals Co., Inc., Airopak Corporation ("Airopak") and PVC Container International Sales Corporation, a foreign sales company incorporated in the U.S. Virgin Islands on March 1, 1993. All intercompany accounts have been eliminated.

Note 3     Inventories consist of:

                                                  SEPTEMBER              JUNE
                                                   30, 1995            30, 1995
                                                  ----------          ----------
Raw materials                                     $2,106,156          $2,089,192
Finished goods and supplies                        3,658,138           3,761,231
                                                  ----------          ----------
Total LIFO inventories                             5,764,294           5,850,423

Molds for resale in production                       159,982             232,901
Supplies                                             380,518             351,684
                                                  ----------          ----------
                                                  $6,304,794          $6,435,008
                                                  ==========          ==========


Note 4 On August 4, 1994 the Company acquired from Air Products and Chemicals Inc., its recently incorporated wholly-owned subsidiary known as Airopak Corporation for $1.57 million. The consolidated statement of income at September 30, 1994 includes the results of operations of Airopak from the date of acquisition.

                                                                          PART I

                            PVC CONTAINER CORPORATION

           Management's Discussion and Analysis of Financial Condition

MATERIAL CHANGES IN RESULTS OF OPERATIONS

         Net sales for the three month period ended September 30, 1995, were $12,782,000 as compared to $12,236,000 for the three month period ended September 30, 1994, representing approximately a 4.5% increase. The increase in the Company's bottle sales were offset by weaker than expected demand for PVC compounds.

         Net sales were approximately 11% lower in the first quarter of fiscal 1996 as compared to net sales in the fourth quarter of fiscal 1995 of $14,225,000. The reduction in revenues reflected a greater than normal seasonal decline in bottle and PVC compound sales volume due in part to the customary decline in industry demand, resulting from many customer plant shutdowns during the summer months.

         Cost of goods sold for the three months ended September 30, 1995 was $10,508,000 or 82.2% of net sales as compared to $10,041,000 or 82.1% of net sales for the three months ended September 30, 1994. The marginal increase in cost of goods sold primarily reflects the increased expenses associated with the higher level of sales. During the quarter ended September 30, 1995, the cost of raw materials stabilized and began to decline, reflecting lower prices incurred for PVC resin and high density polyethylene resins, major ingredients in the Company's products.

         Depreciation expense increased slightly to a level of $681,000 for the three months ended September 30, 1995 as compared to $653,000 for the three month period ended September 30, 1994. This increase was attributable to new capital employed at the Company's wholly owned subsidiary, Airopak Corporation.

         Selling, general and administrative expenses ("SG&A") increased $161,000 in the first quarter of fiscal 1996 compared to the same period in the prior year. For the quarter ended September 30, 1995, SG&A expenses were $1,018,000 or 8.0% of net sales, as compared to $857,000 or 7.0% of net sales for the quarter ended September 30, 1994. SG&A expenses are higher, reflecting the added SG&A expenses associated with the Airopak acquisition as well as the overall increased marketing efforts associated with the Company's desire to grow sales. Lower sales volume due to seasonality discussed above further exacerbated the higher SG&A percentages. SG&A expenses should return to the 7% range as higher sales levels are achieved.

                                                                          PART I

                            PVC CONTAINER CORPORATION

           Management's Discussion and Analysis of Financial Condition

         Income from operations decreased $109,000 during the three month period ended September 30, 1995, as compared to the same period a year ago. For the three month period ended September 30, 1995, income from operations was $575,000, or 4.5% of net sales, as compared to $685,000 or 5.6% of net sales for the three month period ended September 30, 1994. Lower operating income was primarily the result of lower sales of PVC compounds for the quarter as well as a 1% increase in SG&A expenses as a percentage of net sales. Additionally, operating income was also adversely effected by the lower operating utilization in the Company's manufacturing plants.

         Net income for the quarter ended September 30, 1995 was $235,000, or $.03 per share as compared to $310,000, or $.05 per share for the quarter ended September 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity position and working capital marginally improved and remained adequate for the three month period ended September 30, 1995. Net working capital as at September 30, 1995 increased $63,000 to $6,013,000 compared to $5,950,000 as at June 30, 1995. The current ratio of assets to liabilities increased from 1.56 to 1.61 at September 30, 1995 primarily related to a reduction in the current portion of long term debt.

         During the three month period ended September 30, 1995, the Company generated cash from operations of $1,114,000 which was utilized to acquire $490,000 in capital assets, and to reduce long term indebtedness by $912,000, which included the payment of $500,000 to Air Products and Chemicals Company for the purchase of inventory for the recently acquired, wholly owned subsidiary, Airopak Corporation.

         The Company's short term liquidity and short term capital resources are adequate for timely payment to trade and other creditors. The Company's sources of credit are sufficient to meet its working capital and capital needs in the foreseeable future. At September 30, 1995, the Company had unused sources of liquidity consisting of cash and cash equivalents of $883,000 and the availability of the unused credit under a revolving credit facility of $3,000,000.

                                                                         Part II

                            PVC Container Corporation

                                Other Information

Item 6 - Exhibits and Reports on Form 8-K:

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1995.

       EX-27   Financial Data Schedule

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PVC CONTAINER CORPORATION

                                       By /s/ Phillip Friedman
                                          ---------------------------
                                          Phillip Friedman, President and
                                          Principal Financial Officer

Date:

                                EXHIBIT INDEX
                                -------------

Exhibit No.                     Description                      Page No.
----------                      -----------                      -------
EX-27                           Financial Data Schedule