Form 10-Q
period 1995-12-31
PVC CONTAINER CORP
filed 1996-02-06
CIK 81288

                                                                          Part I

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1995

          (1) Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the transition period from_________________
                              to__________________

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

                               Yes  X  No
                                   ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        Class                               Outstanding at December 31, 1995
---------------------                       --------------------------------
Common $.01 par value                               6,761,913 shares

                                                                          Part I

                                    CONTENTS

                                                                                PAGE
                                                                                 NO.
                                                                                ----
PART I.   FINANCIAL INFORMATION

          Consolidated Balance Sheets - December 31, 1995 and June 30, 1995        3

          Consolidated Statements of Income - Three Months Ended
           December 31, 1995 and 1994 and Six Months Ended December 31,
           1995 and 1994                                                           4

          Consolidated Statements of Cash Flows - Six Months Ended
             December 31, 1995 and 1994                                            5

          Notes to Consolidated Financial Statements                               6

          Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                 8-9

PART II.  OTHER INFORMATION                                                       10

                                                                          Part I

                            PVC Container Corporation

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                               DECEMBER               JUNE
                                                                               31, 1995             30, 1995
                                                                             ---------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                  $   769,184           $ 1,171,137
  Accounts receivable - net of allowances                                      6,666,185             8,205,733
  Inventories                                                                  7,130,323             6,435,008
  Prepaid expenses, taxes and other current assets                               355,461               325,892
  Deferred tax asset                                                             467,403               467,403
                                                                             ---------------------------------
Total current assets                                                          15,388,556            16,605,173
Properties and equipment at cost - net of accumulated
  depreciation                                                                17,522,069            17,553,217
Investment in jointly owned company                                              195,972
                                                                             ---------------------------------
                                                                             $33,106,597           $34,158,390
                                                                             =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $ 5,080,230           $ 5,633,003
  Accrued expenses                                                             2,036,434             2,321,238
  Income taxes payable                                                           390,328               340,491
  Current portion of long-term debt                                            1,760,741             2,360,465
                                                                             ---------------------------------
Total current liabilities                                                      9,267,733            10,655,197
Long-term debt                                                                 9,857,143            10,290,732
Deferred income taxes                                                          1,088,457             1,078,457

Stockholders' equity:
  Preferred stock, par value $1.00, authorized 1,000,000
   shares, none issued
  Common stock, par value $.01, authorized 10,000,000
   shares, 6,761,913 shares issued and outstanding as of
   December 31, 1995 and June 30, 1995                                            67,619                67,619
  Capital in excess of par value                                               2,971,497             2,971,497
  Retained earnings                                                            9,854,148             9,094,888
                                                                             ---------------------------------
Total stockholders' equity                                                    12,893,264            12,134,004
                                                                             ---------------------------------
                                                                             $33,106,597           $34,158,390
                                                                             =================================

See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                        Consolidated Statements of Income
                                   (Unaudited)

                                                    THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                        DECEMBER 31                             DECEMBER 31
                                             ------------------------------------------------------------------------
                                                 1995                1994                1995                1994
                                             ------------------------------------------------------------------------
Net sales                                    $ 12,360,960        $ 11,999,769        $ 25,143,317        $ 24,235,610

Cost and expenses:
   Cost of goods sold (exclusive of
     depreciation and amortization
     expense shown separately below)            9,521,771           9,921,429          20,029,337          19,962,742
   Selling, general and administrative
     expenses                                   1,091,986             953,229           2,109,970           1,810,568
   Depreciation and amortization                  694,464             667,259           1,375,880           1,319,909
   Equity in loss of jointly owned
    company                                        27,581              27,581
                                             ------------------------------------------------------------------------
                                               11,335,802          11,541,917          23,542,768          23,093,219
                                             ------------------------------------------------------------------------
Income from operations                          1,025,158             457,852           1,600,549           1,142,391

Other income (expense):
   Interest expense                              (204,545)           (236,912)           (421,827)           (447,530)
   Other income                                    22,500              19,770              45,694              40,606
                                             ------------------------------------------------------------------------
                                                 (182,045)           (217,142)           (376,133)           (406,924)
                                             ------------------------------------------------------------------------
Income before provision for
 income taxes                                     843,113             240,710           1,224,416             735,467

Provision for income taxes                       (319,335)            (92,434)           (465,156)           (277,368)
                                             ------------------------------------------------------------------------
Net income                                   $    523,778        $    148,276        $    759,260        $    458,099
                                             ========================================================================

Earnings per share                           $        .08        $        .02        $        .11        $        .07
                                             ========================================================================

See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               SIX MONTHS ENDED
                                                                                  DECEMBER 31
                                                                         1995                     1994
                                                                     ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $   759,260              $   458,099
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                     1,375,880                1,319,909
     Equity in loss of jointly owned company                              27,581
     Deferred income taxes                                                10,000                  (36,979)
     Changes in assets and liabilities:
       Accounts receivable - net of allowances                         1,539,548                  261,651
       Inventories                                                      (695,315)              (1,567,825)
       Prepaid expenses and other current assets                         (29,569)                 (64,240)
       Accounts payable and accrued expenses                            (837,577)                 632,865
       Income taxes payable                                               49,837                   39,397
                                                                     ------------------------------------
Net cash provided by operating activities                              2,199,645                1,042,877

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                  (1,344,732)              (2,320,942)
Investment in jointly owned company                                     (223,553)
                                                                     ------------------------------------
Net cash used in investing activities                                 (1,568,285)              (2,320,942)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt                                            (1,578,313)                (838,947)
Proceeds from long-term debt                                             545,000                2,225,916
                                                                     ------------------------------------
Net cash (used in) provided by financing activities                   (1,033,313)               1,386,969
                                                                     ------------------------------------

Net (decrease) increase in cash and cash equivalents                    (401,953)                 108,904
Cash and cash equivalents at beginning of period                       1,171,137                  517,681
                                                                     ------------------------------------
Cash and cash equivalents at end of period                           $   769,184              $   626,585
                                                                     ====================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                        $   421,951              $   394,480
                                                                     ====================================

Income taxes paid                                                    $   405,319              $   274,950
                                                                     ====================================

See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                   Notes to Consolidated Financial Statements



Note 1 In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1995, and the results of operations and cash flows for the six month periods ended December 31, 1995 and 1994.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

         Earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. Common stock and common stock equivalents amounted to 6,761,913 in the second quarter of 1995 and 1994, and 6,761,913 for the six month periods ended December 31, 1995 and 1994.

Note 2 The accompanying financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries, Novatec Plastics & Chemicals Co., Inc., Airopak Corporation ("Airopak") and PVC Container International Sales Corporation, a foreign sales company incorporated in the U.S. Virgin Islands on March 1, 1993. All intercompany accounts have been eliminated.

Note 3   Inventories consist of:

                                           DECEMBER      JUNE
                                           31, 1995    30, 1995
                                         ----------------------
Raw materials                            $1,949,634  $2,089,192
Finished goods and supplies               4,513,491   3,761,231
                                         ----------------------
Total LIFO inventories                    6,463,125   5,850,423

Molds for resale in production              325,483     232,901
Supplies                                    341,715     351,684
                                         ----------------------
                                         $7,130,323  $6,435,008
                                         ======================

                                                                          Part I

                            PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)



Note 4 On August 4, 1994 the Company acquired from Air Products and Chemicals Inc., its recently incorporated wholly-owned subsidiary known as Airopak Corporation for $1.57 million. The consolidated statement of income at December 31, 1995 includes the results of operations of Airopak from the date of acquisition.

                                                                          Part I

                            PVC CONTAINER CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Net sales for the three months ended December 31, 1995, increased by 3.0% to $12,361,000 compared to $12,000,000 for the three month period ended December 31, 1994, and decreased by 3.4%, compared to $12,782,000 for the three month period ended September 30, 1995. For the six months ended December 31, 1995, sales increased by 3.7% to $25,143,000 compared to $24,236,000 for the six month period ended December 31, 1994. Although revenues for the quarter and six month period were ahead of last year in most areas, sales growth was slightly offset by some market weakness and loss of some "non-barrier" container business at a large midwest Airopak customer. It is anticipated that future customer sales from existing and new stock molds will be able to replace the lost Airopak sales during the next six months. The small decline in sales during quarter ended December 31, 1995 versus quarter ended September 30, 1995 was due to year end seasonality.

Cost of goods sold for the three months ended December 31, 1995 was $9,522,000 or 77.0% of net sales as compared to $9,921,000 or 82.7% of net sales for the three months ended December 31, 1994. The decrease in cost of goods sold reflects a decrease in polymer costs incurred by the Company. The cost of PVC resin and High Density Polyethylene, major ingredients in the Company's products, continued to decline during the past six months, which have resulted in the Company improving its margin back to more historical levels.

Selling, General and Administrative expenses ("SG&A") increased by $139,000 for the three month period and by $299,000 for the six month period ended December 31, 1995 compared to the same periods a year ago. For the quarter ended December 31, 1995, SG&A expenses were $1,092,000 or 8.8% of net sales, as compared to $953,000 or 7.9% of net sales for the quarter ended December 31, 1994. For the six months ended December 31, 1995, SG&A expenses were $2,110,000 or 8.4% of net sales, as compared to $1,811,000 or 7.5% of net sales for the six months period ended December 31, 1994. SG&A expenses are higher, reflecting the acquisition of Airopak, as well as increased marketing and administrative costs incurred to support anticipated sales growth across the Company's products.

Income from Operations increased $567,000 during the three month period ended December 31, 1995 as compared to the same period a year ago, and increased $450,000 as compared to the three month period ended September 30, 1995. For the three months ended December 31, 1995, Income from Operations were $1,025,000 or 8.3% of net sales, as compared to $458,000 or 3.8% of net sales for the three months ended December 31, 1994 and $575,000 or 4.5% of net sales compared to the three month period ended September 30, 1995. Income from operations for the six month period ended December 31, 1995 increased by 40.1% to $1,601,000 or 6.4% of net sales as compared to $1,142,000 or 4.7% of net sales for the six month period ended December 31, 1994. The significant increases in operating income represent improved margins resulting from lower raw material costs across all of the Company's product lines.

Net income for the quarter ended December 31, 1995 increased 253% to $524,000 or $.08 per share as compared to $148,000 or $.02 per share for the three months ended December 31, 1994. For the six months ended December 31, 1995, net income increased 66% to

$759,000 or $.11 per share as compared to $458,000 or $.07 per share for the six month period ended December 31, 1994.

                                                                          Part I

                            PVC CONTAINER CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position and working capital improved and remained adequate for the six month period ended December 31, 1995. Net working capital as at December 31, 1995 increased $171,000 to $6,121,000 compared to $5,950,000 as at June 30, 1995. The current ratio of assets to liabilities was 1.66 as at December 31, 1995 compared to 1.56 as at June 30, 1995.

During the six month period ended December 31, 1995, the Company generated cash from operations of $2,200,000 and received $545,000 in proceeds from long-term debt, which was utilized to acquire $1,345,000 in capital assets, reduce long term debt by $1,578,000, which included the payment of $500,000 to Air Products and Chemicals Company of the final installment for the Company's recent acquisition of the Airopak Corporation, as well as a $224,000 investment in the Edge Craft USA joint venture. On February 20, 1995, the Company and Edge Craft, Ltd. formed a joint venture known as Edge Craft, U.S.A., Inc. The joint venture, headquartered in Eatontown, New Jersey will manufacture and sell adhesive-backed edgetrim which is slit and rolled from sheets of polyvinyl chloride for use by manufacturers of furniture, cabinets and other wood products.

Inventories as at December 31, 1995 increased by $695,000 compared to the inventory as at as at June 30, 1995 reflecting primarily higher finished goods inventory. The higher level of inventory is required to support additional business activity of the Airopak subsidiary, as well as in anticipation of higher sales activity across the Company's entire product line, expected during the next several months.

The Company's short term liquidity and short term capital resources are adequate for timely payment to trade and other creditors. The Company's sources of credit are sufficient to meet its working capital and capital needs in the foreseeable future. At December 31, 1995, the Company has unused sources of liquidity consisting of cash and cash equivalents of $769,000 and available unused credit under a revolving credit facility of $2,455,000.

                                                                         Part II

                            PVC Container Corporation

                                Other Information


Item 6 - Exhibits and Reports on Form 8-K:

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the six months ended December 31, 1995.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PVC CONTAINER CORPORATION


                                             By /s/ Phillip Friedman
                                               ---------------------------------
                                               Phillip Friedman, President and
                                                 Principal Financial Officer

Date: 1/31/96

                                EXHIBIT INDEX

Exhibit No.                      Description                  Page No.
----------                       ------------                 -------
EX-27                            Financial Data Schedule