Form 10-Q
period 1996-03-31
PVC CONTAINER CORP
filed 1996-05-09
CIK 81288

                                                                          Part I

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended    March 31, 1996
                                                 --------------------

          (1) Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

              For the transition period from
                                             -----------------
                             to
                                -------------------

                         COMMISSION FILE NUMBER    0-30067
                                                -------------

                            PVC CONTAINER CORPORATION
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                    13-2616435
      -------------------------------                    -------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)

              401 Industrial Way West, Eatontown, New Jersey 07724
          -------------------------------------------------------------
              (Address of principal executive offices and zip code)

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

                                                        Yes   X      No
                                                             ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            Class                            Outstanding at March 31, 1996
     ---------------------                   -----------------------------
     Common $.01 par value                          6,964,705 shares

                                                                          Part I

                                    CONTENTS

                                                                       PAGE NO.
                                                                       --------

PART I.   FINANCIAL INFORMATION

          Consolidated Balance Sheets - March 31, 1996 and
            June 30, 1995                                                  3

          Consolidated Statements of Income - Three Months Ended
            March 31, 1996 and 1995 and Nine Months Ended
            March 31, 1996 and 1995                                        4

          Consolidated Statements of Cash Flows - Nine Months Ended
            March 31, 1996 and 1995                                        5

          Notes to Consolidated Financial Statements                       6

          Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    8-9

PART II.  OTHER INFORMATION                                               10

                                                                          Part I

                            PVC Container Corporation

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                MARCH            JUNE
                                                                              31, 1996         30, 1995
                                                                              --------         --------
ASSETS
Current assets:
   Cash and cash equivalents                                                $   619,095      $ 1,171,137
   Accounts receivable - net of allowances                                    9,209,629        8,205,733
   Inventories                                                                6,993,093        6,435,008
   Prepaid expenses and other current assets                                    343,648          325,892
   Deferred tax assets                                                          532,324          467,403
                                                                            -----------      -----------
Total current assets                                                         17,697,789       16,605,173

Properties and equipment at cost - net of accumulated
  depreciation                                                               17,958,587       17,553,217

Investment in jointly owned company                                             301,288
                                                                            -----------      -----------
                                                                            $35,957,664      $34,158,390
                                                                            ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                         $ 5,859,078      $ 5,633,003
   Accrued expenses                                                           2,439,326        2,321,238
   Income taxes payable                                                         862,325          340,491
   Current portion of long-term debt                                          1,714,501        2,360,465
                                                                            -----------      -----------
Total current liabilities                                                    10,875,230       10,655,197

Long-term debt                                                               10,027,529       10,290,732
Deferred income taxes                                                         1,088,457        1,078,457
Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $1.00, authorized 1,000,000
     shares, none issued
   Common stock, par value $.01, authorized 10,000,000 shares,
     6,964,705 and 6,761,913 shares issued and outstanding as of
     March 31, 1996 and June 30, 1995, respectively                              69,646           67,618
   Capital in excess of par value                                             3,527,148        2,971,498
   Retained earnings                                                         10,369,654        9,094,888
                                                                            -----------      -----------
Total stockholders' equity                                                   13,966,448       12,134,004
                                                                            -----------      -----------
                                                                            $35,957,664      $34,158,390
                                                                            ===========      ===========

See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                        Consolidated Statements of Income
                                   (Unaudited)

                                               THREE MONTHS ENDED MARCH 31           NINE MONTHS ENDED
                                                                                         MARCH 31
                                             -----------------------------------------------------------------
                                                1996             1995             1996              1995
                                             -----------------------------------------------------------------
Net sales                                     $15,904,534     $15,425,420        $41,047,851      $39,661,030

Cost and expenses:
   Cost of goods sold (exclusive of
     depreciation and amortization
     expense shown separately below)           11,985,734      12,150,011         32,015,071       32,112,753
   Selling, general and administrative
     expenses                                   1,195,997       1,095,964          3,305,967        2,906,532
   Depreciation and amortization                  710,475         683,198          2,086,355        2,003,107
   Equity in loss of jointly owned
     company                                       56,056                             83,637
                                              -----------     -----------        -----------      -----------
                                               13,948,262      13,929,173         37,491,030       37,022,392
                                              -----------     -----------        -----------      -----------
Income from operations                          1,956,272       1,496,247          3,556,821        2,638,638

Other income (expense):
   Interest expense                              (189,512)       (215,714)          (611,339)        (663,244)
   Other income                                    54,699          33,035            100,393           73,642
                                              -----------     -----------        -----------      -----------
                                                 (134,813)       (182,679)          (510,946)        (589,602)
                                              -----------     -----------        -----------      -----------
Income before provision for
  income taxes                                  1,821,459       1,313,568          3,045,875        2,049,036

Provision for income taxes                       (748,079)       (534,582)        (1,213,235)        (811,950)
                                              -----------     -----------        -----------      -----------
Net income                                    $ 1,073,380     $   778,986        $ 1,832,640      $ 1,237,086
                                              ===========     ===========        ===========      ===========

Earnings per share                                   $.16            $.11               $.27             $.18
                                              ===========     ===========        ===========      ===========
Cash dividends per share                                             $.05                                $.05
                                              ===========     ===========        ===========      ===========
Stock dividends per share                            $.08                               $.08
                                              ===========     ===========        ===========      ===========

See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              NINE MONTHS ENDED MARCH 31
                                                                                 1996            1995
                                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $ 1,832,640     $ 1,237,086
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                             2,086,355       2,003,107
     Equity in loss of jointly owned company                                      83,637
     Deferred income taxes                                                       (54,921)        (55,468)
     Changes in assets and liabilities:
       Accounts receivable - net of allowances                                (1,003,896)     (1,672,891)
       Inventories                                                              (558,085)       (781,284)
       Prepaid expenses and other current assets                                 (17,756)        (78,849)
       Accounts payable and accrued expenses                                     344,163         854,097
       Income taxes payable                                                      521,834         467,968
                                                                             -----------     -----------
Net cash provided by operating activities                                      3,233,971       1,973,766

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                          (2,491,725)     (2,428,070)
Investment in jointly owned company                                             (384,925)
                                                                             -----------     -----------
Net cash used in investing activities                                         (2,876,650)     (2,428,070)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt                                                    (1,984,167)     (1,157,320)
Proceeds from long-term debt                                                   1,075,000       2,236,237
Cash dividends                                                                      (196)       (338,096)
                                                                             -----------     -----------
Net cash (used in) provided by financing activities                             (909,363)        740,821
                                                                             -----------     -----------
Net (decrease) increase in cash and cash equivalents                            (552,042)        286,517
Cash and cash equivalents at beginning of period                               1,171,137         517,681
                                                                             -----------     -----------
Cash and cash equivalents at end of period                                   $   619,095     $   804,198
                                                                             ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                $   612,700     $   613,251
                                                                             ===========     ===========

Income taxes paid                                                            $   691,401     $   472,800
                                                                             ===========     ===========

See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                   Notes to Consolidated Financial Statements

Note 1 In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1996, and the results of operations and cash flows for the nine month periods ended March 31, 1996 and 1995.

           While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

           Earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. Common stock and common stock equivalents amounted to 6,839,909 and 6,761,913 in the third quarter of 1996 and 1995, and 6,787,723 and 6,761,913 for the nine month periods ended March 31, 1996 and 1995, respectively.

Note 2 The accompanying financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries, Novatec Plastics & Chemicals Co., Inc., Airopak Corporation ("Airopak") and PVC Container International Sales Corporation, a foreign sales company incorporated in the U.S. Virgin Islands on March 1, 1993. All intercompany accounts have been eliminated.

Note 3     Inventories consist of:

                                                   MARCH           JUNE
                                                  31, 1996       30, 1995
                                                  --------       --------
           Raw materials                         $1,961,894     $2,089,192
           Finished goods and supplies            4,574,410      3,761,231
                                                 ----------     ----------
           Total LIFO inventories                 6,536,304      5,850,423

           Molds for resale in production            79,246        232,901
           Supplies                                 377,543        351,684
                                                 ----------     ----------
                                                 $6,993,093     $6,435,008
                                                 ==========     ==========

                                                                          Part I

                            PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)


Note 4 On August 4, 1994 the Company acquired from Air Products and Chemicals Inc., its recently incorporated wholly-owned subsidiary known as Airopak Corporation for $1.57 million. The consolidated statement of income at March 31, 1996 includes the results of operations of Airopak from the date of acquisition.

                                                                          Part I

                            PVC CONTAINER CORPORATION

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 1996, increased by 3.1% to $15,905,000 compared to $15,425,000 for the three month period ended March 31, 1995, and increased by 28.7%, compared to $12,361,000 for the three month period ended December 31, 1995. For the nine months ended March 31, 1996, sales increased by 3.5% to $41,048,000 compared to $39,661,000 for the nine month period ended March 31, 1995. The increase in revenue in the past three month period was due to a general improvement and demand for plastic bottles and compounds throughout the Company's lines of business.

Cost of goods sold for the three months ended March 31,1996 was $11,986,000 or 75.4% of net sales as compared to $12,150,000 or 78.8% of net sales for the three months ended March 31, 1995. The decrease in cost of goods relates primarily to a decrease in raw material costs incurred by the Company. The cost of PVC resin and high density polyethylene, major ingredients in the Company's products, continued to decline during the past nine months ended March 31, 1996, which have resulted in a lower percentage of cost of goods sold as a percent of sales and higher operating margins compared to the nine months ended March 31, 1995.

Selling, General and Administrative expenses ("SG&A") increased by $100,000 in the third quarter of fiscal 1996 compared to the same period a year ago. For the quarter ended March 31, 1996, SG&A expenses were $1,196,000 or 7.5% of net sales, as compared to $1,096,000 or 7.1% of net sales for the quarter ended March 31, 1995. SG&A expenses are higher, reflecting a continuing emphasis to grow the Company's business.

Income from Operations increased $460,000 during the three month period ended March 31, 1996 as compared to the same period a year ago, and increased $931,000 as compared to the three month period ended December 31, 1995. For the three months ended March 31, 1996, income from operations were $1,956,000 or 12.3% of net sales, as compared to $1,496,000 or 9.7% of net sales for the three months ended March 31, 1995 and $1,025,000 or 8.3% of net sales compared to the three month period ended December 31, 1995. Income from operations for the nine month period ended March 31, 1996 increased by 34.8% to $3,557,000 or 8.7% of net sales as compared to $2,639,000 or 6.7% of net sales for the nine month period ended March 31, 1995. The significant increases in operating income and profitability result from improved margins resulting from lower raw material costs across all of the Company's product lines, and higher operating utilization rates at all of the Company's manufacturing plants.

Net income for the quarter ended March 31, 1996 increased 37.8% to a record $1,073,000 or $.16 per share as compared to $779,000 or $.11 per share for the three months ended March 31, 1995. For the nine months ended March 31, 1996, net income increased 48.2% to a record $1,833,000 or $.27 per share as compared to $1,237,000 or $.18 per share for the nine month period ended March 31, 1996

                                                                          Part I

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position and working capital remained adequate for the nine month period ended March 31, 1996. Net working capital as at March 31, 1996 increased $873,000 to $6,823,000 compared to $5,950,000 as at June 30, 1995. The current ratio of assets to liabilities was 1.63 as at March 31, 1996 compared to
1.56 as at June 30, 1995.

During the nine month period ended March 31, 1996, the Company generated cash from operations of $3,234,000 and received $1,075,000 in proceeds from long-term debt, which was utilized to acquire $2,492,000 in capital assets, reduce long term debt by approximately $1,984,000 and to make an investment in the Edgecraft USA joint venture of $385,000. Inventories as at March 31, 1996 increased by $558,000 compared to the inventory as at June 30, 1995. The increase in inventories over the past nine months is the result of a readjustment in finished goods plastic bottle inventory needed to support several additional major projects that came to fruition during the past nine months. Inventory turn-over is expected to improve over the next several months.

On February 26, 1996 the Company paid a 3% stock dividend to all shareholders of record of February 9, 1996. The number of shares issued and outstanding as at February 26, 1996 increased from 6,761,913 to 6,964,705 shares of common stock. The stock dividend resulted in reducing retained earnings by $558,000 and increasing capital in excess of par value by $556,000 and common stock, par value by $2000.

On April 9, 1996, the Company secured $5.5 million of South Carolina Jobs-Economic Development Authority Economic Development Revenue Bonds. These funds will be used to finance the construction of a new plastic bottle facility to be located in Walterboro, South Carolina. It is anticipated that the project should start-up during October 1996.

The Company's short term liquidity and short term capital resources are adequate for timely payment to trade and other creditors. The Company's sources of credit are sufficient to meet its working capital and capital needs in the foreseeable future. At March 31, 1996, the company has unused sources of liquidity consisting of cash and cash equivalents of $619,000 and available unused credit under a revolving credit facility of $1,925,000.

                                                                         Part II

                            PVC Container Corporation

                                Other Information


Item 6 - Exhibits and Reports on Form 8-K:

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the nine months ended March 31, 1996.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PVC CONTAINER CORPORATION


                                            By /s/ Phillip Friedman
                                               --------------------------------
                                               Phillip Friedman, President and
                                               Principal Financial Officer

Date: 5/6/96

                                EXHIBIT INDEX


                    Exhibit 27  -  Financial Data Schedule