Form 10-K
period 1996-06-30
PVC CONTAINER CORP
filed 1996-09-19
CIK 81288

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                    FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________.

                         COMMISSION FILE NUMBER 0-30067

                            PVC CONTAINER CORPORATION
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Delaware                                  13-2616435
- --------------------------------                  -----------------------
(STATE OF OTHER JURISDICTION OF                     IRS IDENTIFICATION
 INCORPORATION OR ORGANIZATION)                           NUMBER

401 Industrial Way West, Eatontown, New Jersey           07724
- ----------------------------------------------    ---------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (908) 542-0060
- --------------------------------------------------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

           Title of each class         Name of exchange on which registered
                   None                             None

                             Cover Page 1 of 2 Pages

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked prices of such stock as of September 13, 1996, was $6,808,304.

The number of shares outstanding of the registrant's only class of common stock, as of the latest practicable date, is as follows:

          Class                  Outstanding as of September 13, 1996
          -----                  ------------------------------------
Common Stock, $.01 par value                   6,964,705

                       EXHIBIT INDEX is located at Page 20

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

                  Sales. The Company's plastic bottles are sold primarily to manufacturers of toiletries and cosmetics, food, household chemicals, lawn and garden and industrial chemical products, private label manufacturers of similar products, and bottle distributors who sell to such manufacturers. PVC compounds are sold to the Company and to other manufacturers of plastic bottles, and a small but increasing amount of specialty compounds are sold to a diverse range of manufacturers of other products. A limited amount of the Company's total sales is made through commission sales representatives. During the fiscal year ended June 30, 1996, no one customer accounted for 10% or more of the Company's net sales.

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

                  Manufacturing Operations. The Company uses extrusion blow molding equipment to manufacture its PVC plastic bottles. The same equipment is also used to manufacture fluorinated and non-fluorinated plastic bottles from HDPE and can also be used with some modifications, to process bottles from other blow molding polymers, including polypropylene, glycol-modified polyethylene terephthalate ("PETG") and some new extrusion grade polyethylene terephathalate resins ("EPET") which are presently semi-commercial. The equipment is not suitable, however to the manufacture of bottles made from injection stretch blow molding grades of polyethylene terephthalate ("PET") which is becoming an increasing threat to the Company in high-volume bottle markets. In this connection during June 1996, the Company acquired technology to manufacture injection stretch blow molded PET bottles. The Company plans to utilize this PET capability as both a defensive as well as a growth strategy by seeking new packaging opportunities that require PET bottles. See "Competition and Marketing".

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

                  A shortage of petroleum, should it develop, would have an effect on the availability and the cost of the raw materials used by the Company in connection with its business. Moreover, certain grades of PVC resins used in the manufacture of the Company's PVC compounds are made by a limited number of domestic suppliers of PVC resin. The availability and price of such PVC resins have a direct effect on the business of the Company. Although sufficient PVC resin and HDPE are currently available for the Company's operations, no assurance can be given that adequate supply of plastic resins will be available to the Company in the future. During the first six months of the fiscal year ended June 30, 1996 PVC and HDPE resin prices declined dramatically, then stabilized and have subsequently increased steadily through the fiscal year ended June 30, 1996. The Company has been able to recover the cost of the resin price increase by increasing the sales price of its plastic bottles. Higher prices for PVC resins as well as HDPE are the result of the supply/demand of plastic resins and ethylene becoming in balance or in tight supply due to the improving world wide economy and the lack of new polymer resin capacity being built in time to support growth of these plastic resins. See "Competition & Marketing" below.

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

                  Backlog. The backlog of unfilled orders of the Company as at June 30, 1996 was approximately $5,000,000; the backlog of unfilled orders as at June 30, 1995 was approximately $4,400,000. The Company expects that substantially all of the backlog as at June 30, 1996 will be filled within the fiscal year ending June 30, 1997.

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

                  A shortage of labor and higher cost of living in New Jersey has caused the Company to increase the hourly wages it pays employees at its New Jersey bottle manufacturing plant and has caused it to experience increased turnover. This trend has resulted in some difficulty in hiring and retaining labor for work on swing shifts, weekends and holidays. Since the Company's business is labor-intensive, the Company believes it will eventually need to increase automation of its operation, but in the near term may face a disadvantage relative to competitors in areas with a larger labor pool. The Company has been able, however, to offset this condition by expanding and shifting a portion of its business to its lower cost facility located in Paris, Illinois. The Company has recently announced the construction of a new plastic bottle facility in Walterboro, South Carolina which facility will become operational during October 1996, and as a result also contribute to making the Company more cost competitive. See "Properties".

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

                  PVC competes with PET and PETG as a material for use in the manufacture of transparent plastic bottles. Manufacturers of bottles made of PET have captured a portion of the edible oil, household chemical and medicinal segments of the plastic bottle market from PVC bottle manufacturers. Because the price of PET bottles becomes competitive on high volume orders of custom bottles (i.e., orders of more than approximately 5 million to 10 millions units), there is a substantial risk that customers who have large custom bottle requirements may increasingly consider using PET bottles instead of PVC bottles. However, because most of the Company's custom bottle business consists of low or mid-range volume orders, the Company's custom bottle business has been less vulnerable to PET. However, recently several stock PET containers of similar shape and size to some of the Company's PVC stock bottles are becoming more prevalent in the Company's markets. Although injection PET tooling is considerably more expensive than PVC extrusion tooling, some components of PET molds and tooling can be shared over several custom or stock designs thereby reducing the higher tooling/mold intensity associated with the injection based PET stock and custom bottle business. Additionally, some plastic bottle buyers have recently turned to PETG because they believe it is an environmentally safer alternative to PVC bottles, notwithstanding PETG's 30-50% higher resin price as compared to PVC compound. The Company has the ability to manufacture PETG bottles by modifying its equipment, and recently the Company has manufactured and sold

PETG bottles. Also, several new grades of EPET resins (lower cost than PETG) have recently been introduced that potentially could displace PVC in some bottle applications. Although there have been limited commercial successes to date, the Company has been successful in manufacturing several designs of plastic bottles using EPET on its existing equipment. As indicated above, under "Manufacturing Operations", the Company purchased during June 1996 equipment and technology to manufacture injection stretch blow molded PET containers. This new capacity allows the Company to compete for PET bottle applications in the plastic bottle market. See "Environmental Regulation" below.

                  Research and Development. The Company spent approximately $252,000 during the past fiscal year ended June 30, 1996 and approximately $414,000 during the preceding two fiscal years ended June 30, 1994 on research activities relating to the development of new designs of containers and the production of compounds. The major thrust of the Company's research and development efforts is currently in the area of new PVC compound development.

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

                  Employees. As at June 30, 1996, the Company employed a total of 294 people at its Eatontown facilities, of whom 30 are in executive, administrative and clerical positions, 13 are engaged in sales activities and 251 are engaged in general manufacturing. The Company employed 101 people at its new Paris, Illinois Facility as at June 30, 1995. The Company renewed its collective bargaining agreement with Local 108 of the Retail, Wholesale and Department Store Union, AFL-CIO, effective September 1, 1994 through August 31, 1997. As at June 30, 1996 Airopak Corporation's employed 71 people. The Company considers its relations with its work force and the union to be good.

Financial Information about Foreign and
Domestic Operations and Export Sales

                  The Company had export sales of $5,229,000 during the fiscal year ended June 30, 1996. Net sales to the northeast of the United States amounted to $22,406,000 during such fiscal year; net sales to the Midwest amounted to $18,645,000 net sales to the southeast amounted to $7,221,000; and net sales to other domestic regions amounted to $3,715,000 during such fiscal year.

Item 2.           Properties.

                  The Company's manufacturing activities with respect to its continuing businesses are conducted at the seven facilities described in the following table:

                                                                                 Building Area
Location(7)                             Purpose of Facility                      (square feet)
- -----------                             -------------------                      -------------
Eatontown, New Jersey                   Plastic Bottle Plant and                           136,998(1)
                                        warehousing and Office

Eatontown, New Jersey                   Plastic Bottle Warehouse and                        22,500(2)
                                        property rental

Eatontown, New Jersey                   Plastic Compounding Plant and                       50,162(3)
                                        warehousing and Office

Manchester, Pennsylvania                Airopak Corporation Plant and                       69,140(4)
                                        warehousing

Manchester, Pennsylvania                Airopak Corporation                                 25,000(5)
                                        warehousing

Paris, Illinois                         Plastic bottles Plant and                           62,500(6)
                                        warehousing and office

Walterboro, S.C.                        Plastic bottle Plants                               61,430(7)
                                        warehousing and office

                  1. The Eatontown bottle plant manufacturing facility is located at 401 Industrial Way West, Eatontown, New Jersey on 8.1 acres of real property owned by the Company. The Company's principal executive offices are also located at this location. The building is constructed from concrete panels, and was completed in June 1989. In connection with the construction and acquisition of certain equipment for this facility, the Company obtained financing through the NJEDA. During June 1996 the Company completed the construction of an additional 34,000 sq. foot warehouse and manufacturing space. This expansion was financed by the Company through its revolving credit facility at Fleet Bank N.A. as at June 30, 1996. On September 6, 1996 the Company obtained additional financing in the amount of $1,200,000. See Note 5 to the Notes to the Consolidated Financial Statements below.

                  2. During October 1991, the Company purchased an existing 22,500 square foot concrete building, located at 435 Industrial Way West, Eatontown, New Jersey, situated on 4.0 acres of land adjacent to the Company's plastic bottle facility. A portion of this building is being used as warehousing for the Company's plastic bottles and the remaining space is leased to an outside tenant. Financing for the acquisition of this property was obtained from Fleet Bank NA. On July 16, 1996 the Company sold this property for cash in the amount of $1,200,000. See Note 11 to the Notes to the Consolidated Financial Statements below.

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

                  7. As indicated above under "Competition and Marketing", the Company is in the Process of the construction of a new plastic bottle located in Walterboro, South Carolina consisting initially of 61,430 square feet. It is anticipated that the facility will become operational during October 1996.

Item 3.           Legal Proceedings.

                  There are no material pending legal proceedings which in the opinion of management will adversely affect the business or financial condition of the Company.

Item 4.           Submission of Matters to a Vote of Securityholders.

                  No matters were submitted to a vote of securityholders of the Company during the fiscal year ended June 30, 1996.

                                     PART II

Item 5.           Market for Registrant's Common Stock
                  and Related Securityholder Matters.

                  The principal market in which the Company's common stock is traded is the over-the-counter market. The closing bid quotation on September 13, 1996 was $3.12. The shares of common stock currently are quoted on NASDAQ and bear the symbol "PVCC." The high bid and low asked quotations during the fiscal years ended June 30, 1996 and June 30, 1995 are as follows:

       Year Ended June 30, 1996

                                                   High Bid              Low Asked
              1st Quarter                            $2.875                $3.125

              2nd Quarter                             2.375                 2.625

              3rd Quarter                             2.875                 3.125

              4th Quarter                             2.375                 2.625



       Year Ended June 30, 1995

                                                   High Bid              Low Asked
              1st Quarter                            $1.75                 $1.87

              2nd Quarter                             2.00                  2.12

              3rd Quarter                             2.12                  2.25

              4th Quarter                             3.00                  3.12

                  As at September 13, 1996, the number of holders of record of the issued and outstanding common stock of the Company was approximately 689.

                  The Company on December 20, 1991 paid to shareholders its first dividend of $.05 per share of common stock, and a second, third and fourth dividend in the same amount was paid on December 18, 1992 December 8, 1993 and January 18, 1995. The Company declared on January 29, 1996 a stock dividend in the amount of 3% per share and a total of 202,817 shares were paid on February 26, 1996 to shareholders in connection with this dividend. The Company declared on August 29, 1996 a cash dividend of $.05 per share payable on September 20, 1996 to shareholders of record as of the close of business on September 13, 1996.

Item 6.           Selected Financial Data.

                                                                       Years Ended June 30,
                                       -----------------------------------------------------------------------------------
SELECTED INCOME                          1996                1995             1994             1993                1992
STATEMENT DATA:                          ----                ----             ----             ----                ----
Net Sales                              $57,216,317        $53,886,103     $38,352,843       $37,036,068        $34,011,098
                                       -----------        -----------     -----------       -----------        -----------
Income from operations                 $ 4,950,200        $ 3,556,095     $ 1,535,767       $ 2,587,080        $ 2,681,523
                                       -----------        -----------     -----------       -----------        -----------
Net Income                             $ 2,552,570        $ 1,610,665     $   647,260       $ 1,398,453        $ 1,280,385
                                       -----------        -----------     -----------       -----------        -----------
Earnings per share:*
  Weighted average shares
  outstanding*                           6,964,705          6,964,730      6,931,256          6,905,683          6,777,523
                                         ---------         ----------     ----------        -----------        -----------
  Income from operations               $      .71         $       .51     $      .22        $       .37        $       .40
                                       -----------        -----------     -----------       -----------        -----------
  Net Income                           $      .37         $       .23     $      .09        $       .20        $       .19
                                       -----------        -----------     -----------       -----------        -----------
  Cash dividends per share             $        -         $       .05     $      .05        $       .05        $       .05

  Stock dividends per share            $      .08         $         -     $        -        $         -        $         -

SELECTED BALANCE
SHEET DATA

Current assets                         $19,274,008        $16,605,173     $14,716,364       $13,931,064        $10,255,858

Current Liabilities                    $12,299,121        $10,655,197     $10,084,651       $ 9,598,949        $ 5,698,869
                                       -----------        -----------     -----------       -----------        -----------
Working capital                        $ 6,974,887        $ 5,949,976     $ 4,631,713       $ 4,332,115        $ 4,556,989

Total assets                           $44,181,871        $34,158,390     $32,159,249       $30,597,507        $22,360,608

Noncurrent liabilities                 $17,196,372        $11,369,189     $11,213,163       $10,596,293        $ 7,391,868

Stockholders' equity                   $14,686,378        $12,134,004     $10,861,435       $10,402,265        $ 9,269,871

* Earnings per share calculations are based on the weighted average number of shares of common stock and common stock equivalents outstanding. Retroactively restated for the 3% stock dividend paid on February 26, 1996 to shareholders of records on February 9, 1996.

Item 7.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.

                  Results of Operations

                  The Company's net sales for the fiscal year ended June 30, 1996 reached a record level of $57,216,000, increasing by approximately 6.2% over the 1995 amount of $53,886,000. The increase in revenues was the result of improvements in all areas of the Company's business. Plastic bottle sales and PVC compound sales all showed some modest growth during the fiscal year.

                  Gross profit as a percentage of net sales was 21.6% for the fiscal year ended June 30, 1996, compared to 19.0% for the fiscal year ended June 30, 1995. The cost of goods sold increased approximately $1,218,000 to a level of $44,839,000, or 78.4% of net sales for the fiscal year as compared to $43,621,000, or 81.0% of net sales for the prior fiscal year. The major reasons for the improvement in the gross profit margin and decrease in cost of goods sold as a percentage of net sales was the fluctuating PVC and HDPE resin prices that saw a steep decline in the first six months of the fiscal year, and then a slow steady increase in the second half of the fiscal year, which were, however, offset with some product price increases that have raised margins to a healthier level than historically achieved in prior years. Additionally, the Company experienced higher operating capacity utilization during the fiscal year compared to the prior year, which also improved plant efficiency and operating margins.

                  Selling, general and administrative expenses ("SG&A) was $4,505,000, or 7.9% of net sales for the fiscal year ended June 30, 1996 as compared to $3,996,000, or 7.4% of net sales for the fiscal year ended June 30, 1995, representing a 12.8% increase over the same period last year. The increase in SG&A was due in part to higher office incentive compensation, which is proportionate to higher pretax income, increased workers compensation insurance expense, due to a larger number of claims experience from prior years, as well as some additional consulting expenses related to the Company's reengineering of its operations and management information systems.

                  Income from operations for the fiscal year ended June 30, 1996 increased 39.2% to $4,950,000, or 8.7% of net sales as compared to $3,556,000, or 6.6% of net sales for fiscal 1995. Higher operating income was the result of increased sales volume across the entire Company's product mix, lower raw material costs, and higher operating utilization in the Company's manufacturing plants. The Company's share of the operating loss in the Edge Craft USA joint venture was $108,000.

                  Net interest expense decreased $101,000 during the fiscal year ended June 30, 1996, as compared to fiscal 1995. Lower interest expenses reflect lower interest payments on several capital lease arrangements which were completed during 1996, where payments of principal accounted for an increasing portion of the payment as opposed to interest. Additionally, the overall interest rates on the Company's financing from EDA loans decreased, reflecting lower bond yields in fiscal 1996 compared to fiscal 1995.

                  Net income for the year ended June 30, 1996 increased 58.5% or approximately $942,000 to $2,553,000, or $.37 per share as compared to $1,611,000 or $.23 per share for fiscal 1995. The increase is due to the higher gross profit from operations for fiscal 1996 compared to fiscal 1995.

                  FISCAL 1995 AS COMPARED TO FISCAL 1994

                  The Company's net sales for the fiscal year ended June 30, 1995 of $53,886,000 increased by approximately 40.5% over the 1994 amount of $38,353,000. The increase in sales was the result of a general increase in the demand for plastic bottles and compounds throughout the Company's lines of business, in addition to the added sales from the Company's newly acquired, wholly-owned subsidiary, Airopak Corporation.

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

                  LIQUIDITY AND CAPITAL RESOURCES

                  The Company's liquidity position at June 30, 1996 improved from the prior year. Working capital increased approximately $1,025,000 to $6,975,000 at June 30, 1996 from $5,950,000 at June 30, 1995. The current ratio was 1.57 at June 30, 1996 and 1.56 at June 30, 1995.

                  Cash flow from operations during fiscal 1996 increased by approximately $1,603,000. The major reason for the increase is due in part of a $942,000 increase in net income, a $100,000 increase in depreciation, and a $1,713,000 increase in accounts payable and accrued expenses all of which were partially offset by a $1,929,000 increase in inventories and a $658,000 increase in accounts receivable.

                  Inventories as at June 30, 1996 increased approximately $1,929,000 to $8,364,000 as compared to $6,435,000 as at June 30, 1995, reflecting a decrease in inventory turnover. Approximately $1.2 million of the total increase in inventory was raw material, reflecting at year end the purchase and pre-buying of a substantial quantity of PVC and HDPE resins from its contract suppliers in anticipation of rising raw material prices. Offsetting inventory growth, accounts payable increased from $5,633,000 at June 30, 1995 to $6,865,000 as at June 30, 1996. Finished goods inventory accounted for the balance of the increase in inventory, which reflects both a mix variance as well as several new items that have been added to inventory to support new sales growth. Management anticipates higher sales during the next fiscal year, as well as a decrease in raw material inventories which will improve, inventory turnover.

                  During the twelve month period ended June 30, 1996, the Company generated cash from operations of $4,850,000 and received $2,175,000 in proceeds from long term debt, which was utilized to acquire $4,377,000 in capital assets, invest $400,000 in the Edge Craft USA joint venture, and reduce long term debt by $2,361,000.

                  On April 7, 1995, the Company formed a 50/50 joint venture (called "Edge Craft USA Inc.") with Edge Craft, Ltd. of Ontario, Canada for the manufacture and sale of vinyl edgebanding manufactured with PVC compounds produced by the Company's wholly owned subsidiary, Novatec Plastics & Chemicals, Inc. The joint venture agreement provides for each party to contribute approximately $400,000 in capital to the venture. As at June 30, 1996, the Company has made an investment of approximately $400,000 to the joint venture.

                  The Company's short term liquidity and short term capital resources are projected to be adequate to allow the Company to continue to make timely payments to trade and other creditors. The Company believes that the financial resources available to it, including internally generated funds and amounts available under its revolving credit facility would be sufficient to meet its foreseeable working capital requirements. As of June 30, 1996, the Company had unused sources of liquidity consisting of cash and cash equivalents of $1,059,000 and available unused credit under a revolving credit facility of $825,000.

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

Name                              Age        Held Office Since      Offices with the Company
Phillip L. Friedman                49               1982            President, Chief Executive, Financial
                                                                    and Accounting Officer and Director
John C. D'Avella                   48               1978            Executive Vice President of Sales,
                                                                    Secretary and Director
Bertram D. Berkowitz               58               1989            Vice President Finance & Treasurer
Joel Francis Roberts               54               1989            Vice President Operations

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

                  None.

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.

(a)      The following documents are filed as part of this report:

         (1)      Consolidated Financial Statements.

                  Report of Independent Auditors

                  Consolidated Balance Sheets at June 30, 1996 and 1995

                  Consolidated Statements of Income for the three years ended June 30, 1996

                  Consolidated Statements of Stockholders' Equity for the three years ended June 30, 1996

                  Consolidated Statements of Cash Flows for the three years ended June 30, 1996

                  Notes to Consolidated Financial Statements

         (2)      Consolidated Financial Statement Schedules.

                  Report of Independent Auditors on Consolidated Financial Statement Schedules

                  For the three years ended June 30, 1996

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

                  23       Consent of Ernst & Young LLP

                  27       Financial Data Schedule

                  99.1 Second Amendment to the PVC Container Corporation 1981 Incentive Stock Option Plan, dated July 6, 1989, with the unanimous written consent of Directors of the Company (filed as Exhibit 28.1 to 1990 10-K and incorporated herein by reference.

                  99.2 Letter dated September 22, 1989 from Phillip L. Friedman to Bidyuk AG regarding the termination of their Option Agreement dated December 14, 1987 (filed as Exhibit 28.2 to 1990 10-K and incorporated herein by reference).

                  Exhibits filed herewith:

                           None.

(b)      Reports on Form 8-K filed during last quarter of the year ended June
         30, 1996:

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

                                       PVC CONTAINER CORPORATION
                                              (Registrant)

                                       By:  /s/ Phillip L. Friedman
                                          -------------------------------------
                                          Phillip L. Friedman,
                                          President and Chief Executive Officer

                                       Date:    September 13, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                         Date
 /s/ Phillip L. Friedman          Chief Executive,              September 13, 1996
- -----------------------------     Financial and Accounting
Phillip L. Friedman               Officer, and Director

/s/ John C. D'Avella              Executive Vice President,     September 13, 1996
- -----------------------------     and Director
John C. D'Avella

                            PVC CONTAINER CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    FORM 10-K

                                  JUNE 30, 1996

                        CONSOLIDATED FINANCIAL STATEMENTS

                            PVC CONTAINER CORPORATION

                          June 30, 1996, 1995 and 1994

                            PVC Container Corporation

                        Consolidated Financial Statements

                          June 30, 1996, 1995 and 1994





                                    CONTENTS

Report of Independent Auditors..............................................  1
Consolidated Balance Sheets.................................................  2
Consolidated Statements of Income...........................................  3
Consolidated Statements of Stockholders' Equity.............................  4
Consolidated Statements of Cash Flows.......................................  5
Notes to Consolidated Financial Statements..................................  6

                         Report of Independent Auditors


The Board of Directors and Stockholders
PVC Container Corporation

We have audited the accompanying consolidated balance sheets of PVC Container Corporation as of June 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PVC Container Corporation as of June 30, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.


                                              Ernst & Young LLP

August 16, 1996

                            PVC Container Corporation

                           Consolidated Balance Sheets

                                                                                               JUNE 30
                                                                                        1996              1995
                                                                                    -----------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $ 1,059,166       $ 1,171,137
   Accounts receivable, less allowance of $243,000 in 1996 and 1995
                                                                                      8,863,444         8,205,733
   Inventories                                                                        8,363,522         6,435,008
   Prepaid expenses, taxes and other current assets                                     292,210           325,892
   Deferred income taxes                                                                695,666           467,403
                                                                                    -----------------------------
   Total current assets                                                              19,274,008        16,605,173

Unexpended proceeds from construction loan                                            5,239,425
Properties, plant and equipment at cost - net of
   accumulated depreciation                                                          19,377,239        17,553,217
Investment in jointly owned company                                                     291,199
                                                                                    -----------------------------
                                                                                    $44,181,871       $34,158,390
                                                                                    =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $ 6,864,889       $ 5,633,003
   Accrued expenses                                                                   2,801,882         2,321,238
   Income taxes payable                                                                 831,950           340,491
   Current portion of long-term debt                                                  1,800,400         2,360,465
                                                                                    -----------------------------
Total current liabilities                                                            12,299,121        10,655,197

Long-term debt                                                                       16,165,229        10,290,732
Deferred income taxes                                                                 1,031,143         1,078,457

Stockholders' equity:
   Preferred stock, par value $1.00, authorized 1,000,000 shares, none issued
   Common stock, par value $.01, authorized 10,000,000 shares, 6,964,705 and
     6,761,913 shares issued and outstanding as of June 30, 1996 and 1995,
     respectively                                                                        69,647            67,618
   Capital in excess of par value                                                     3,527,147         2,971,498
   Retained earnings                                                                 11,089,584         9,094,888
                                                                                    -----------------------------
Total stockholders' equity                                                           14,686,378        12,134,004
                                                                                    -----------------------------
                                                                                    $44,181,871       $34,158,390
                                                                                    =============================

See accompanying notes.

                            PVC Container Corporation

                        Consolidated Statements of Income

                                                                                  FISCAL YEAR ENDED JUNE 30
                                                                        1996                 1995                1994
                                                                 ---------------------------------------------------------
Net sales                                                           $ 57,216,317        $ 53,886,103        $ 38,352,843

Cost and expenses:
   Cost of goods sold (exclusive of depreciation and amortization expense shown separately below)

                                                                      44,838,971          43,620,839          31,186,619
   Selling, general and administrative expense                         4,505,330           3,995,793           3,192,661
   Depreciation and amortization expense                               2,813,340           2,713,376           2,437,796
   Equity in loss of jointly owned company                               108,476
                                                                    ----------------------------------------------------
                                                                      52,266,117          50,330,008          36,817,076
                                                                    ----------------------------------------------------
Income from operations                                                 4,950,200           3,556,095           1,535,767

Other income (expenses):
   Interest expense                                                     (796,463)           (897,765)           (662,004)
   Interest income                                                         1,346                 298                 167
   Other income                                                          139,284              96,034             161,773
                                                                    ----------------------------------------------------
                                                                        (655,833)           (801,433)           (500,064)
                                                                    ----------------------------------------------------
Income before provision for income taxes                               4,294,367           2,754,662           1,035,703

Provision for income taxes                                             1,741,797           1,143,997             388,443
                                                                    ----------------------------------------------------
Net income                                                          $  2,552,570        $  1,610,665        $    647,260
                                                                    ====================================================

Earnings per share                                                  $        .37        $        .23        $        .09
Cash dividends per share                                                                         .05                 .05
Stock dividends per share                                                    .08




See accompanying notes.

                            PVC Container Corporation

                 Consolidated Statements of Stockholders' Equity

                                        COMMON STOCK
                                         ISSUED AND              CAPITAL IN                               TOTAL
                                         OUTSTANDING             EXCESS OF          RETAINED          STOCKHOLDERS'
                                  -------------------------
                                    SHARES         AMOUNT        PAR VALUE          EARNINGS             EQUITY
                                  --------------------------------------------------------------------------------
Balance, June 30, 1992            6,349,313       $63,493       $2,768,592       $  6,437,786        $  9,269,871
   Net income                                                                       1,398,453           1,398,453
   Cash dividends                                                                    (323,090)           (323,090)
   Issuance of common stock         112,500         1,125           55,906                                 57,031
                                  --------------------------------------------------------------------------------
Balance, June 30, 1993            6,461,813        64,618        2,824,498          7,513,149          10,402,265
   Net income                                                                         647,260             647,260
   Cash dividends                                                                    (338,090)           (338,090)
   Issuance of common stock         300,000         3,000          147,000                                150,000
                                  --------------------------------------------------------------------------------
Balance, June 30, 1994            6,761,813        67,618        2,971,498          7,822,319          10,861,435
   Net income                                                                       1,610,665           1,610,665
   Cash dividends                                                                    (338,096)           (338,096)
                                  --------------------------------------------------------------------------------
Balance, June 30, 1995            6,761,813        67,618        2,971,498          9,094,888          12,134,004
   Net income                                                                       2,552,570           2,552,570
   Cash dividends                                                                        (196)               (196)
   Stock dividends                  202,892         2,029          555,649           (557,678)               --
                                  --------------------------------------------------------------------------------
Balance, June 30, 1996            6,964,705       $69,647       $3,527,147       $ 11,089,584        $ 14,686,378
                                  ================================================================================


See accompanying notes.

                            PVC Container Corporation

                      Consolidated Statements of Cash Flows

                                                                              FISCAL YEAR ENDED JUNE 30
                                                                ----------------------------------------------------
                                                                    1996               1995               1994
                                                                ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $ 2,552,570        $ 1,610,665        $   647,260
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                  2,813,340          2,713,376          2,437,796
   Equity in loss of jointly owned company                          108,476
   Deferred income taxes                                           (275,577)           115,344            (75,439)
   Gain on sale of equipment                                                                              (54,282)
   Changes in assets and liabilities:
     Accounts receivable                                           (657,711)          (953,233)          (585,792)
     Inventories                                                 (1,928,514)           279,434           (252,096)
     Prepaid expenses, taxes and other current assets                33,682           (133,459)            86,983
     Accounts payable and accrued expenses                        1,712,530           (543,825)           535,630
     Income taxes payable                                           491,459            158,973             17,346
                                                                -------------------------------------------------
Net cash provided by operating activities                         4,850,255          3,247,275          2,757,406

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                             (4,376,787)        (1,873,708)        (3,261,612)
Investment in jointly owned company                                (399,675)
Proceeds from sale of equipment                                                                           101,656
Purchase of business                                                                (1,070,173)
                                                                -------------------------------------------------
Net cash used in investing activities                            (4,776,462)        (2,943,881)        (3,159,956)

CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock issued in connection with
  stock options                                                                                           150,000
Proceeds from long-term debt                                      2,175,000          3,270,000          2,150,000
Payments on indebtedness                                         (2,360,568)        (2,581,842)        (1,692,590)
Dividends paid                                                         (196)          (338,096)          (338,090)
                                                                -------------------------------------------------
Net cash (used in) provided by financing activities                (185,764)           350,062            269,320
                                                                -------------------------------------------------

Net (decrease) increase in cash and cash equivalents               (111,971)           653,456           (133,230)
Cash and cash equivalents, beginning of year                      1,171,137            517,681            650,911
                                                                -------------------------------------------------
Cash and cash equivalents, end of year                          $ 1,059,166        $ 1,171,137        $   517,681
                                                                =================================================


See accompanying notes.

                            PVC Container Corporation

                   Notes to Consolidated Financial Statements

                          June 30, 1996, 1995 and 1994




1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

PVC Container Corporation (the "Company") was incorporated in Delaware on June 14, 1968. The Company's major business activity primarily consists of the manufacture and sale of a line of plastic bottles made from polyvinyl chloride compounds and high density polyethylene resins. These bottles are used primarily for the packaging of cosmetics, toiletries, foods, household chemicals, lawn and garden, and industrial chemical products.

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

The Company accounted for the acquisition as a purchase. Accordingly, the acquired assets have been recorded at their estimated fair values at the date of acquisition. The results of operations of the acquired business are included in the accompanying consolidated statement of income from the date of acquisition. The pro forma results of operations for the period July 1, 1994 to August 4, 1994 have not been presented as such amounts are not material.

CASH EQUIVALENTS

The Company considers investments with maturities of three months or less when acquired to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of LIFO cost or market value. Cost for substantially all of the inventories is determined under the LIFO method.

                            PVC Container Corporation

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


DEPRECIATION

Depreciation is provided for financial reporting purposes on a straight-line or double declining balance method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations as incurred. Major renewals and betterments are capitalized.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to expense as incurred and amounted to $252,000, $217,000 and $196,000 in 1996, 1995 and 1994,
respectively.

EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding retroactively restated for the 3% stock dividend declared by the Board of Directors payable on February 26, 1996 to stockholders of record on February 9, 1996. No common stock dividend was paid in 1995 or 1994.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                            PVC Container Corporation

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain 1995 balances have been reclassified to conform to 1996 presentation.

2.  INVENTORIES

Inventories consist of the following:

                                         1996             1995
                                      ---------------------------
Raw materials                         $3,299,353       $2,089,192
Finished goods                         4,656,053        3,761,231
                                      ---------------------------
Total LIFO inventories                 7,955,406        5,850,423

Molds for resale, in production          109,465          232,901
Supplies                                 298,651          351,684
                                      ---------------------------
Total                                 $8,363,522       $6,435,008
                                      ===========================

The excess of inventory valued on FIFO basis which approximates replacement cost over LIFO cost at June 30, 1996 was approximately $216,000. Replacement cost exceeded LIFO cost by approximately $648,000 at June 30, 1995.

3.  PROPERTIES, PLANT AND EQUIPMENT

                                                                       Estimated
                                                                      Useful Life
                                        1996                1995        in Years
                                   ----------------------------------------------------
Land                                 $   653,965       $   653,965
Building and improvements             11,341,533         9,876,365        20-25
Machinery and equipment               23,544,007        20,801,806         7-10
Molds                                  2,549,376         2,197,281         3- 5
Office furniture and equipment         1,003,397           925,499         5-l0
Motor vehicles                            34,447            34,447         3- 5
Leasehold improvements                     5,300             5,300
                                    --------------------------------
                                      39,132,025        34,494,663
Less accumulated depreciation         19,754,786        16,941,446
                                    --------------------------------
                                     $19,377,239       $17,553,217
                                    ================================

                            PVC Container Corporation

4.  ACCRUED EXPENSES

Accrued expenses at June 30 consists of:

                                      1996            1995
                                  ---------------------------
Accrued payroll                   $  467,000       $  368,722
Accrued vacation                     603,852          524,492
Accrued employee incentives        1,187,142          830,597
Other accrued expenses               543,888          597,427
                                  ---------------------------
                                  $2,801,882       $2,321,238
                                  ===========================

5.  LONG-TERM DEBT

Long-term debt at June 30 consists of the following:

                                                               1996              1995
                                                         ---------------------------------
Notes payable:
  South Carolina Economic Development Authority
    Loan                                                 $  5,500,000
  New Jersey Economic Development Authority:
    Series D Note                                           3,650,000        $  3,900,000
  Fleet Bank of New Jersey:
    435 Industrial Way Mortgage                               705,000             750,000
    Equipment Notes                                         1,565,088           2,091,360
    Term notes                                              2,968,800           3,764,520
    Revolving note                                          2,175,000
  Edgar County Bank Construction Loan                         568,125             601,875
    City of Paris:
      Community Development Assistance Loan                   409,877             438,548
      Revolving Loan Fund                                     123,068             131,636
      Air Products note payable                                                   496,556
      Illinois Small Business Development Loan                300,671             318,463
      Metropolitan Life note payable                                              117,768
      Obligations under capital leases                                             40,471
                                                         --------------------------------
                                                           17,965,629          12,651,197
      Less current portion                                 (1,800,400)         (2,360,465)
                                                         --------------------------------
                                                         $ 16,165,229        $ 10,290,732
                                                         ================================

                            PVC Container Corporation

5.  LONG-TERM DEBT (CONTINUED)

Maturities of long-term debt are as follows: 1997 - $1,800,400; 1998 - $4,961,254; 1999 - $2,221,874; 2000 - $599,302; 2001 - $616,685; and 2002 to
2016 - $7,766,114. Interest paid amounted to $749,327, $881,021 and $650,929 in
1996, 1995 and 1994, respectively.

NOTE PAYABLE - SOUTH CAROLINA ECONOMIC DEVELOPMENT AUTHORITY "S.C. EDA"

This note is due April 1, 2016 and is payable in increasing amounts on April 1 of each year through April 1, 2016. Prepayments may be made without penalty. This note is subject to prior mortgages in favor of the Fleet Bank of New Jersey. The effective interest rate on this obligation was 3.9% in 1996.

The agreement contains certain provisions which require the funds to be held in trust (the "Trust") by a third-party financial institution until such time that equipment purchases are made. The funds are invested at rates of return comparable to the interest rate paid by the Company on the obligation. Equipment purchases in connection with this agreement are paid directly from the Trust.

S.C. EDA has issued tax exempt bonds to fund the debt. Should the tax exempt status of this bond issue be negated, the rate of interest of this note would be retroactively adjusted.

NOTE PAYABLE - NEW JERSEY ECONOMIC DEVELOPMENT AUTHORITY "N.J. EDA"

SERIES D NOTE

This note is due October 31, 2006 and is payable as follows: $250,000 due on October 1, each year through October 1, 2006 and $900,000 due on October 31, 2006. Prepayments may be made without penalty. This note is subject to prior mortgages in favor of the Fleet Bank of New Jersey. The effective interest rate on this obligation was 3.7% and 3.8% in 1996 and 1995, respectively.

N.J. EDA has issued tax exempt bonds to fund the debt. Should the tax exempt status of this bond issue be negated, the rate of interest of this note would be retroactively adjusted.

                            PVC Container Corporation

5.  LONG-TERM DEBT (CONTINUED)

435 INDUSTRIAL WAY MORTGAGE

During fiscal year 1992, the Company financed $900,000 for the purchase of a building adjacent to its property. The mortgage is payable in 59 monthly principal installments of $3,750 and a final lump sum payment for the remaining balance on July 31, 1997, plus interest at 8.53%. The mortgage is collateralized by the building.

EQUIPMENT NOTES

During fiscal year 1995, the Company received a second draw down on its $2,300,000 equipment loan from Fleet Bank, amounting to $1,260,000. The note requires principal payments of $21,355 and interest at 9.31% on the first of every month through the note's maturity in March 1999, at which time the full unpaid principal and interest are due. The first draw down note provides for the monthly payment of interest at 7.82% through and including May 1, 1995. Principal payments of $10,000 and interest are due thereafter on the first of every month through the note's maturity in March 1999, at which time the full unpaid principal and interest are due. The borrower may prepay this note in whole or in part in accordance with the loan agreement. The notes are collateralized by the equipment.

During fiscal year 1995, the Company obtained a $950,000 equipment loan from Fleet Bank for its newly acquired Airopak division. The note is payable in eighty-four monthly payments of $11,310, plus interest at 9.19%. The note is collateralized by the equipment.

During fiscal year 1992, the Company purchased $750,000 of equipment which was financed by Fleet Bank. The notes are payable in sixty monthly payments of $12,501, plus interest at prime plus 1/2% (the effective rate is equal to 9.0% in 1996 and 7.75% in 1995). The notes are collateralized by the equipment.

TERM NOTES

During fiscal year 1994, the Company purchased $1,200,000 of property and equipment which was financed through a term note with Fleet Bank. The note provides for principal payments of $5,000 and interest due monthly through the note's maturity, March 1, 1999, when the full amount of unpaid principal and interest is due. The note may be prepaid in whole or in part subject to certain requirements stated in the loan agreement. The note is collateralized by the property and equipment purchased.

                            PVC Container Corporation

5.  LONG-TERM DEBT (CONTINUED)

During fiscal year 1993, the Company purchased $3,000,000 of equipment which was financed through three term notes with Fleet Bank. The notes, with original principal balances of $1,500,000, $900,000 and $600,000 are payable in sixty monthly payments of $50,000 plus interest at 7.29%, 6.8% and 6.69%, respectively. The notes are collateralized by the equipment.

REVOLVING NOTE

During fiscal year 1996, the Company purchased $2,175,000 of property and equipment which was financed through a revolving note with Fleet Bank. Borrowings under this revolving note bear interest at the prime rate (8.25% at June 30, 1996) and are payable in full on October 31, 1997. The note may be prepaid in whole or in part subject to certain requirements stated in the loan agreement. The note is collateralized by the property and equipment purchased.

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

                            PVC Container Corporation

5.  LONG-TERM DEBT (CONTINUED)

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

6.  OPERATING LEASES

Minimum rental commitments under non-cancellable operating leases are payable as follows:

                               YEAR                AMOUNT
                          ------------------------------------
                               1997              $112,629
                               1998                76,098
                               1999                61,792
                               2000                38,160
                               2001                38,160


Rental expense for operating leases amounted to $118,594, $142,179 and $102,947 in 1996, 1995 and 1994, respectively.

7.  PENSION PLAN

On September 1, 1990, the Company instituted a non-contributory defined benefit pension plan (the Plan) for all eligible full-time union employees. Benefits are based on years of service. The Company contributes to the Plan amounts, actuarially determined by the Unit Credit Actuarial Cost Method, which provides the Plan with sufficient assets

                            PVC Container Corporation

7.  PENSION PLAN (CONTINUED)

to meet future benefit payment requirements. The assets of the Plan are invested principally in short-term investments. Net pension cost consists of the following components:

                                                  1996           1995             1994
                                               -----------------------------------------
Normal service cost                            $ 55,513        $ 52,085        $ 45,088
Interest on projected benefit obligation         43,376          37,729          31,275
Gain on return of plan assets                   (27,862)        (18,837)        (12,456)
Amortization cost                                14,532          12,537           9,720
                                               ----------------------------------------
Net periodic pension cost                      $ 85,559        $ 83,514        $ 73,627
                                               ========================================

The reconciliation of the funded status of the Plan to the amount on the Company's balance sheet is as follows:

                                                                    1996             1995
                                                                 --------------------------
Actuarial present value of:
   Vested benefits                                               $ 612,944        $ 519,552
                                                                 ==========================
   Accumulated benefits                                          $ 667,803        $ 582,850
                                                                 ==========================

   Actuarial present value of projected benefit obligation       $(667,803)       $(582,850)
   Market value of plan assets                                     438,265          314,607
                                                                 --------------------------
   Projected benefit obligation in excess of plan assets          (229,538)        (268,243)
   Unrecognized net obligation existing at transition              135,917          148,273
   Unrecognized net loss                                           137,443          125,538
   Adjustment required to recognize minimum liability             (273,360)        (273,811)

                                                                 --------------------------
   Accrued pension liability                                     $ 229,538        $ 268,243
                                                                 ==========================

The assumptions used in determining the funded status of the Plan are as follows: (i) discount rate - 7.5% in 1995 and 1994, and (ii) expected rate of return on assets of 8.5% for 1995 and 1994.

The Company maintains a voluntary salary reduction 401(k) plan covering all non-union employees with more than one year of service. Eligible employees may elect to contribute up to 6% of their salaries up to ERISA's maximum annual level. The Company contributes an amount equal to 25% of the employee's contribution and, at its discretion, may make additional contributions to the plan based on earnings. The Company contributed $520,123, $337,534 and $124,448 in 1996, 1995 and 1994, respectively.

                            PVC Container Corporation

8.  EMPLOYEES' INCENTIVE STOCK OPTION PLAN

The Company maintains an Incentive Stock Option Plan. Under the plan, the Company may grant options for the purchase of up to an aggregate of 1,080,000 shares of its common stock. The options granted are exercisable to the extent of 20% per year on a cumulative basis through expiration. At June 30, 1996, 282,000 shares of common stock were reserved for issuance.

A summary of stock option activity relating to the Company's stock option plan is as follows:

                                 AVERAGE PRICE    NUMBER OF SHARES
                                 ---------------------------------
Outstanding, June 30, 1993          $   .50           300,000
   Exercised                            .51          (300,000)
                                                     --------
Outstanding, June 30, 1994              .50              --
   Exercised                                             --
                                                     --------
Outstanding, June 30, 1995                               --
   Exercised                                             --
                                                     --------
Outstanding, June 30, 1996                               --
                                                     ========

9.  INCOME TAXES

The provision for income taxes consists of:

                              1996               1995              1994
                         -------------------------------------------------
  Current:
   Federal               $  1,595,679        $   827,256        $ 415,470
   State                      421,695            201,397           48,412
                         -------------------------------------------------
                            2,017,374          1,028,653          463,882
  Deferred:
   Federal                   (229,015)           112,526         (101,440)
   State                      (46,562)             2,818           26,001
                         -------------------------------------------------
                             (275,577)           115,344          (75,439)
                         -------------------------------------------------
  Total provision        $  1,741,797        $ 1,143,997        $ 388,443
                         =================================================

                            PVC Container Corporation

9.  INCOME TAXES (CONTINUED)

The provision (benefit) for deferred income taxes arises from the differences between the financial statement and tax bases of the following:

                                        1996             1995             1994
                                     --------------------------------------------
Accelerated depreciation             $ (30,677)       $  15,084        $ 92,186
Inventory reserves                      (8,000)         (24,475)         71,225
Accrued liabilities and other         (207,025)         124,735         (47,850)
Tax credits and carryforwards                                          (191,000)
Other temporary differences            (29,875)
                                     --------------------------------------------
Deferred tax (benefit) expense       $(275,577)       $ 115,344        $(75,439)
                                     ============================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 1996 are as follows:

                                           1996             1995
                                        ---------------------------
Deferred tax liabilities:
   Fixed assets                         $1,031,143       $1,061,820
   Other                                                     16,637
                                        ----------       ----------
Total deferred tax liabilities           1,031,143        1,078,457

Deferred tax assets:
   Bad debt reserves                        97,077           97,077
   Inventory reserves                      128,728          104,448
   Accrued liabilities and other           469,861          265,878
                                        ----------       ----------
Total deferred tax assets                  695,666          467,403
                                        ----------       ----------
Net deferred tax liabilities            $  335,477       $  611,054
                                        ==========       ==========

A reconciliation of the income tax provision and the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

                                                               1996        1995        1994
                                                               ----------------------------
Federal tax at statutory rate                                   34%         34%         34%
Effect of:
   State income taxes, net of federal income tax benefit         6           6           5
   Foreign operations                                           (1)         (2)         (3)
   Other                                                         1           3           2
                                                                --------------------------
Effective income tax rate                                       40%         41%         38%
                                                                ==========================

                            PVC Container Corporation

9.  INCOME TAXES (CONTINUED)

Income taxes paid amounted to $1,462,000, $871,000 and $432,000 in 1996, 1995 and 1994, respectively.

10.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURES

As more fully described in Note 1, the Company acquired certain assets from Air Products and Chemicals, Inc. on August 4, 1994. The purchase price was allocated to the assets based on their estimated market values as follows:

                         1995
                   --------------
Inventory           $   620,173
Fixed assets            950,000
Notes payable          (500,000)
                    -----------
Net cash paid       $ 1,070,173
                    ===========

Excluded from the consolidated statements of cash flows in 1996 was the effect of certain noncash financing activities related to the $5.5 million South Carolina EDA loan obtained by the Company in April 1996. Capital expenditures in connection with this agreement totaled approximately $261,000 in 1996.

11.  SUBSEQUENT EVENT

In July 1996, the Company sold its rental property located at 435 Industrial Way West, Eatontown, New Jersey for $1,200,000 in cash. The remaining principal on the mortgage totaling approximately $705,000 was repaid with a portion of the proceeds from the sale. The rental property consists of an office building with warehouse space and land with a net book value of approximately $1,100,000 at June 30, 1996. Rental revenues generated by this property amounted to approximately $144,000 and $126,000 in 1996 and 1995, respectively.

On September 6, 1996 the Company obtained a $1.2 million loan to finance the expansion of their New Jersey manufacturing facility.

                        REPORT OF INDEPENDENT AUDITORS
                          ON CONSOLIDATED SCHEDULES

The Board of Directors and Stockholders
PVC Container Corporation

In connection with our audits of the consolidated financial statements of PVC Container Corporation as of June 30, 1996 and 1995, and for each of the three years in the period ended June 30, 1996, we have also audited the consolidated schedules included in this annual report on Form 10-K as listed in Item 14(a)(2).

In our opinion, the consolidated schedules referred to above present fairly, in all material respects, the information required to be stated therein.


                                        /s/ Ernst & Young LLP
                                        --------------------------
                                        Ernst & Young LLP

MetroPark, New Jersey
August 16, 1996

                           PVC Container Corporation

                Schedule II -- Valuation and Qualifying Accounts



Column A                        Column B                Column C               Column D      Column E
- --------                        --------       ---------------------------     --------      --------
                                                        Additions
                                               ---------------------------       Amount
                                                                Charged to      Written
                                 Balance       Charged to         Other           Off         Balance
                                Beginning      Costs and         Accounts       Against        End of
Description                      of Year        Expenses        (Described)     Reserve         Year
- -----------                     ---------      ----------       -----------     -------       -------
Valuation accounts
  deducted from assets to
  which they apply:

    June 30, 1996:
      Accounts receivable        $242,692       $    --             $ --         $    --      $242,692
      Inventory                    50,000        70,000               --          50,000        70,000

    June 30, 1995:
      Accounts receivable         242,692            --               --              --       242,692
      Inventory                        --        50,000               --              --        50,000

    June 30, 1994:
      Accounts receivable         242,692            --               --              --       242,692

                                INDEX TO EXHIBITS

Exhibit
Number             Description of Exhibit                                           Page
3.1                Certificate of Incorporation of the Company filed with the
                   Secretary of State of the State of Delaware (filed as Exhibit
                   3.1 to the Company's Form 10-K for the fiscal year ended June
                   30, 1988 (the "1988 10-K"), and incorporated herein by
                   reference).

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

23                 Consent of Ernst & Young LLP.

27                 Financial Data Schedule

99.1               Second Amendment to the PVC Container Corporation 1981
                   Incentive Stock Option Plan, dated July 6, 1989, with the unanimous written consent of Directors of the Company and incorporated herein by reference.

99.2               Letter dated September 22, 1989 from Phillip L. Friedman to
                   Bidyuk AG regarding the termination of their Option Agreement dated December 14, 1987 and incorporated herein by reference.