Form 10-Q
period 1996-09-30
PVC CONTAINER CORP
filed 1996-11-14
CIK 81288

                                                                          Part I
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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


       Class                                 Outstanding at September 30, 1996
Common $.01 par value                              6,964,705 shares

                                                                          Part I


                                    CONTENTS



                                                                                                   PAGE NO.
                                                                                                  ---------
PART I.     FINANCIAL INFORMATION

            Consolidated Balance Sheets-September 30, 1996 and June 30, 1996                         3

            Consolidated Statements of Income-Three Months Ended
               September 30, 1996 and 1995
                                                                                                     4

            Consolidated Statements of Cash Flows-Three Months Ended
               September 30, 1996 and 1995                                                           5

            Notes to Consolidated Financial Statements                                               6

            Management's Discussion and Analysis of Financial Condition and
               Results of Operations
                                                                                                   7-8


PART II.    OTHER INFORMATION                                                                        9

                                                                          Part I
                            PVC Container Corporation

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                        SEPTEMBER 30, 1996   JUNE 30, 1996
                                                                       ----------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                $ 1,073,499      $ 1,059,166
   Accounts receivable, less allowance of $243,000 in 1996
     and 1995
                                                                              7,436,661        8,863,444
   Inventories                                                                8,455,643        8,363,522
   Prepaid expenses, taxes and other current assets                             339,080          292,210
   Deferred tax asset                                                           736,787          695,666
                                                                            ----------------------------
Total current assets                                                         18,041,670       19,274,008

Unexpended proceeds from construction loan                                    4,220,677        5,239,425
Properties and equipment at cost-net of accumulated
     depreciation
                                                                             18,358,895       19,377,239
Investment in jointly owned company                                             278,305          291,199
                                                                            ----------------------------
                                                                            $40,899,547      $44,181,871
                                                                            ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                         $ 6,133,191      $ 6,864,889
   Accrued expenses                                                           2,455,109        2,801,882
   Income taxes payable                                                         760,522          831,950
   Current portion of long-term debt                                          1,797,992        1,800,400
                                                                            ----------------------------
Total current liabilities                                                    11,146,814       12,299,121

Long-term debt                                                               14,134,654       16,165,229
Deferred income taxes                                                         1,031,143        1,031,143
Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $1.00, authorized 1,000,000
     shares, none issued
   Common stock, par value $.01, authorized 10,000,000
     shares, 6,964,705 shares issued and outstanding as of
     September 30, 1996 and June 30, 1996                                        69,647           69,647
   Capital in excess of par value                                             3,527,147        3,527,147
   Retained earnings                                                         10,990,142       11,089,584
                                                                            ----------------------------
Total stockholders' equity                                                   14,586,936       14,686,378
                                                                            ----------------------------
                                                                            $40,899,547      $44,181,871
                                                                            ============================


See accompanying notes.

                                                                          Part I
                            PVC Container Corporation

                        Consolidated Statements of Income
                                   (Unaudited)


                                                                                THREE MONTHS ENDED SEPTEMBER 30
                                                                                   1996                  1995
                                                                               ---------------------------------
Net sales                                                                      $ 13,130,765         $ 12,782,357

Cost and expenses:
 Cost of goods sold (exclusive of depreciation and amortization expense
   shown separately below)                                                       10,654,455           10,507,923
 Selling, general and administrative expenses                                     1,187,214            1,017,984
 Depreciation and amortization                                                      649,328              681,059
 Equity in loss of jointly owned company                                             12,894
                                                                               ---------------------------------
                                                                                 12,503,891           12,206,966
                                                                               ---------------------------------
Income from operations                                                              626,874              575,391

Other income (expense):
 Interest expense                                                                  (193,287)            (217,282)
 Other income                                                                       106,141               23,194
                                                                               ---------------------------------
                                                                                    (87,146)            (194,088)
                                                                               ---------------------------------
Income before provision for income taxes                                            539,728              381,303

Provision for income taxes                                                         (221,288)            (145,821)
                                                                               ---------------------------------
Net income                                                                     $    318,440         $    235,482
                                                                               =================================

Earnings per share                                                             $        .05         $        .03
                                                                               =================================
Dividends per share                                                            $        .06         $         --
                                                                               =================================


See accompanying notes.

                                                                          Part I
                            PVC Container Corporation

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          THREE MONTHS ENDED SEPTEMBER 30
                                                                               1996            1995
                                                                         ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $   318,440            $   235,482
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                           649,328                681,059
     Equity in loss of jointly owned company                                  12,894
     Gain on sale of building                                                (90,950)
     Deferred income taxes                                                   (41,121)
     Changes in assets and liabilities:
       Accounts receivable, net of allowances                              1,426,783                433,276
       Inventories                                                           (92,121)               130,214
       Prepaid expenses, taxes and other current assets                      (46,870)              (164,806)
       Accounts payable and accrued expenses                              (1,078,471)              (274,204)
       Income taxes payable                                                  (71,428)                72,492
                                                                         ----------------------------------
Net cash provided by operating activities                                    986,484              1,113,513

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                      (1,174,160)              (489,596)
Proceeds from plant and equipment                                          2,652,867
                                                                         ----------------------------------
Net cash used in investing activities                                      1,478,707               (489,596)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                               1,200,000               (911,726)
Payments on indebtedness                                                  (3,232,976)
Dividend paid                                                               (417,882)
                                                                         ----------------------------------
Net cash used in financing activities                                     (2,450,858)              (911,726)
                                                                         ----------------------------------

Net increase (decrease) in cash                                               14,333               (287,809)
Cash at beginning of period                                                1,059,166              1,171,137
                                                                         ==================================
Cash at end of period                                                    $ 1,073,499            $   883,328
                                                                         ==================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                            $   204,581            $   223,669
                                                                         ==================================

Income taxes paid                                                        $   303,000            $    77,000
                                                                         ==================================


See accompanying notes.

                                                                          Part I
                            PVC Container Corporation

                   Notes to Consolidated Financial Statements



Note 1 In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of September 30, 1996, and the consolidated results of operations and cash flows for the three month periods ended September 30, 1996 and 1995.

           While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

           Earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. Common stock and common stock equivalents amounted to 6,964,705 and 6,761,913 for the three month periods ended September 30, 1996 and 1995, respectively.

Note 2 The accompanying financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries, Novatec Plastics & Chemicals Co., Inc., Airopak Corporation ("Airopak") and PVC Container International Sales Corporation, a foreign sales company incorporated in the U.S. Virgin Islands on March 1, 1993. All intercompany accounts have been eliminated.

Note 3 Excluded from the consolidated statement of cash flows for the three months ended September 30, 1996 was the effect of certain noncash financing activities related to the $5.5 million South Carolina EDA loan obtained by the Company in April 1996. Capital expenditures in connection with this agreement totaled approximately $1,019,000 for the three months ended September 30, 1996.

Note 4     Inventories consist of:

                                                    SEPTEMBER        JUNE
                                                    30, 1996       30, 1996
                                                 -------------------------------
Raw materials                                        $2,739,420      $3,299,353
Finished goods and supplies                           5,249,700       4,656,053
                                                 -------------------------------
Total LIFO inventories                                7,989,120       7,955,406

Molds for resale in production                          159,335         109,465
Supplies                                                307,188         298,651
                                                 -------------------------------
                                                     $8,455,643      $8,363,522
                                                 ===============================

                                                                          Part I
                            PVC CONTAINER CORPORATION

Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Net sales for the three month period ended September 30, 1996 were $13,131,000 as compared to $12,782,00 for the three months period ended September 30, 1995, representing approximately a 2.7% increase. The increase in the Company's PVC compound sales were offset by weaker than expected demand for plastic bottles.

Net sales were approximately 23% lower in the first quarter of fiscal 1997 as compared to net sales in the fourth quarter of fiscal 1996 of $16,168,000. This reduction in revenue reflected a greater than normal seasonal decline in bottle and PVC compound sales volume due in part to the customary decline in industry demand, resulting from many customer plan shutdowns during the summer months.

Cost of goods sold for the three months ended September 30, 1996 was $10,654,000 or 81.1% of net sales as compared to $10,508,000 or 82.2% of net sales for the three months ended September 30, 1995. The decrease in cost of goods relates primarily to the ability to pass through the increases in the cost of PVC resin and high density polyethylene, major ingredients in the Company's products along with improved manufacturing efficiencies which resulted in a lower percentage of cost of goods sold as a percentage of sales and higher operating margins compared to the three months ended September 30, 1995.

Selling, General and Administrative expenses (SG&A") increased by $169,000 in the first quarter of fiscal 1997 compared to the same period in the prior year. For the quarter ended September 30, 1996, SG&A expenses were $1,187,000 or 9.0% of net sales, as compared to $1,018,000 or 8.0% of net sales for the quarter ended September 30, 1995. SG&A expenses are higher associated with aggressive marketing efforts to develop our entry into the PET market as well as the overall increase in marketing efforts to continue the Company's desire to grow its existing sales base. Lower sales volume due to seasonality mentioned above further amplified the higher SG&A percentage. SG&A expenses should return to the 8.0% range as higher sales levels are achieved.

Depreciation expense decreased slightly to a level of $649,000 for the three months ended September 30, 1996 as compared to $681,000 for the three month period ended September 30, 1995. This decrease is attributed to older capital equipment reaching its fully depreciable life.

Income from Operations increased $52,000 during the three month period ended September 30, 1996 as compared to the same period a year ago. For the three month period ended September 30, 1996, Income from Operations was $627,000 or 4.8% of net sales, as compared to $575,00 or 4.5% of net sales for the three month period ended September 30, 1995. Higher operating income was primarily the result of maintaining our overall margins with the pass through of higher PVC resin and compound costs, sales mix and higher operating capacity utilization during the three months period ended September 30, 1996, as compared to the three month period ended September 30, 1995.

Net income for the quarter ended September 30, 1996 increased 35% to $318,440 or $.05 per share as compared to $235,000 or $.03 per share for the quarter ended September 30, 1995.

                                                                          Part I
                            PVC CONTAINER CORPORATION

Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and working capital marginally decreased, however, remained adequate for the three month period ended September 30, 1996. Net working capital as at September 30, 1996 decreased $80,000 to $6,895,000 compared to $6,975,000 as at June 30, 1996. The current ratio of assets to liabilities increased from 1.57 to 1.62 at September 30, 1996, primarily related to a reduction in accounts payable and accrued expenses payable.

During the three month period ended September 30, 1996, the Company generated cash from operations of $986,000 and received $1,183,000 from its sale on July 16, 1996 of its warehouse located at 435 Industrial Way West, proceeds from long term debt and equipment financing in the amounts of $1,200,000 and $1,470,000 respectively. These funds were used to acquire $1,174,000 in capital assets, reduce long term debt by $3,233,000 and on September 20, 1996, the Company paid a $.06 cash dividend in the amount of $418,000 to all shareholders of record of September 13, 1996.

The Company's short term liquidity and short term capital resources are adequate for timely payment to trade and other creditors. The Company's sources of credit are sufficient to meet its working capital and capital needs in the foreseeable future. At September 30, 1996, the Company had unused sources of liquidity consisting of cash and cash equivalents of $1,073,000 and the availability of the unused credit under a revolving credit facility of $3,000,000.

                                                                         Part II

                            PVC Container Corporation

                                Other Information


Item 6 - Exhibits and Reports on Form 8-K:

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1996.

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


                                            PVC CONTAINER CORPORATION


                                            By    /s/ Phillip Friedman
                                              --------------------------------
                                              Phillip Friedman, President and
                                                Principal Financial Officer

Date: November 14, 1996
                                                                               9