Form 10-Q
period 1996-12-31
PVC CONTAINER CORP
filed 1997-02-14
CIK 81288

                                                                          Part I
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the quarterly period ended  December 31, 1996
                                               -----------------

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

          For the transition period from
                                        ----------------------
                        to
                           ---------------------------------

                       COMMISSION FILE NUMBER   0-30067
                                              -----------


                           PVC CONTAINER CORPORATION
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    13-2616435
----------------------------------               --------------------------
   (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                   Identification No.)


              401 Industrial Way West, Eatontown, New Jersey 07724
             ------------------------------------------------------
             (Address of principal executive offices and zip code)

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

                                                        Yes   X    No
                                                             ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



        Class                            Outstanding at December 31, 1996
---------------------                    --------------------------------
Common $.01 par value                            7,004,705 shares

                                                                          Part I


                                    CONTENTS




                                                                           PAGE NO.
                                                                           -------
PART I.  FINANCIAL INFORMATION

         Consolidated Balance Sheets-December 31, 1996 and June 30, 1996      3

         Consolidated Statements of Income-Three Months Ended December
          31, 1996 and 1995 and Six Months Ended December 31, 1996 and
          1995                                                                4

         Consolidated Statements of Cash Flows-Six Months Ended
          December 31, 1996 and 1995                                          5

         Notes to Consolidated Financial Statements                           6

         Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          8-9


PART II.  OTHER INFORMATION                                                   10

                                                                          Part I
                           PVC Container Corporation

                          Consolidated Balance Sheets
                                  (Unaudited)


                                                            DECEMBER       JUNE
                                                            31, 1996     30, 1996
                                                           ------------------------
 ASSETS
 Current assets:
   Cash and cash equivalents                               $   595,886  $ 1,059,166
   Accounts receivable, less allowance of $243,000           6,558,547    8,863,444
   Inventories                                               8,921,435    8,363,522
   Prepaid expenses, taxes and other current assets            270,736      292,210
   Deferred tax asset                                          777,908      695,666
                                                           ------------------------
  Total current assets                                      17,124,512   19,274,008

  Unexpended proceeds from construction loan                 3,245,550    5,239,425
  Properties and equipment at cost-net of accumulated
   depreciation                                             20,066,511   19,377,239
  Investment in jointly owned company                          265,397      291,199
                                                           ------------------------
                                                           $40,701,970  $44,181,871
                                                           ========================

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Accounts payable                                        $ 5,757,215  $ 6,864,889
   Accrued expenses                                          2,247,799    2,801,882
   Income taxes payable                                        391,816      831,950
   Current portion of long-term debt                         1,761,436    1,800,400
                                                           ------------------------
  Total current liabilities                                 10,158,266   12,299,121

  Long-term debt                                            14,457,678   16,165,229
  Deferred income taxes                                      1,031,143    1,031,143

  Stockholders' equity:
  Preferred stock, par value $1.00, authorized
    1,000,000 shares, none issued
  Common stock, par value $.01, authorized 10,000,000
    shares, 7,004,705 and 6,964,705 shares issued and
    outstanding as of December 31, 1996 and June 30,
    1996, respectively                                          70,047       69,647
   Capital in excess of par value                            3,646,747    3,527,147
   Retained earnings                                        11,338,089   11,089,584
                                                           ------------------------
  Total stockholders' equity                                15,054,883   14,686,378
                                                           ------------------------
                                                           $40,701,970  $44,181,871
                                                           ========================



See accompanying notes.

                                                                          Part I
                           PVC Container Corporation

                       Consolidated Statements of Income
                                  (Unaudited)



                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                      DECEMBER 31                 DECEMBER 31
                               ------------------------------------------------------
                                   1996          1995          1996          1995
                               ------------------------------------------------------
Net sales                      $12,753,407   $12,360,960   $25,884,172   $25,143,317
Cost and expenses:
  Cost of goods sold
   (exclusive of depreciation
   and amortization expense
   shown separately below)       9,925,044     9,521,771    20,579,499    20,029,337
 Selling, general and
   administrative expenses       1,304,479     1,091,986     2,491,693     2,109,970
 Depreciation and amortization     752,121       694,464     1,401,449     1,375,880
 Equity in loss of jointly
   owned company                    12,908        27,581        25,802        27,581
                               -----------------------------------------------------
                                11,994,552    11,335,802    24,498,443    23,542,768
                               -----------------------------------------------------
Income from operations             758,855     1,025,158     1,385,729     1,600,549
Other income (expense):
 Interest expense                 (235,099)     (204,545)     (428,386)     (421,827)
 Other income                       47,481        22,500       153,622        45,694
                               -----------------------------------------------------
                                  (187,618)     (182,045)     (274,764)     (376,133)
                               -----------------------------------------------------
Income before provision for
  income taxes                     571,237       843,113     1,110,965     1,224,416
Provision for income taxes        (223,290)     (319,335)     (444,578)     (465,156)
                               -----------------------------------------------------
Net income                     $   347,947   $   523,778   $   666,387   $   759,260
                               ======================================================
Earnings per share             $       .05   $       .08   $       .10   $       .11
                               =====================================================
Dividends per share                                        $       .06
                                                           ===========

See accompanying notes.

                                                                          Part I
                           PVC Container Corporation

                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                SIX MONTHS ENDED
                                                                  DECEMBER 31
                                                               1996         1995
                                                           -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $   666,387   $  759,260
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                             1,401,449    1,375,880
   Equity in loss of jointly owned company                      25,802       27,581
   Gain on sale of building                                    (90,950)
   Deferred income taxes                                       (82,242)      10,000
   Changes in assets and liabilities:
     Accounts receivable-net of allowances                   2,304,897    1,539,548
     Inventories                                              (557,913)    (695,315)
     Prepaid expenses and other current assets                  21,474      (29,569)
     Accounts payable and accrued expenses                  (1,541,757)    (837,577)
     Income taxes payable                                     (440,134)      49,837
                                                           ------------------------
Net cash provided by operating activities                    1,707,013    2,199,645

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                        (2,688,763)  (1,344,732)
Proceeds from sale of plant and equipment                    2,682,867
Investment in jointly owned company                                        (223,553)
                                                           ------------------------
Net cash used in investing activities                           (5,896)  (1,568,285)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt                                  (3,846,515)  (1,578,313)
Proceeds from long-term debt                                 2,100,000      545,000
Dividend paid                                                 (417,882)
                                                           ------------------------
Net cash used in financing activities                       (2,164,397)  (1,033,313)
                                                           ------------------------
Net decrease in cash and cash equivalents                     (463,280)    (401,953)
Cash and cash equivalents at beginning of period             1,059,166    1,171,137
                                                           ------------------------
Cash and cash equivalents at end of period                 $   595,886   $  769,184
                                                           ========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                              $   428,386   $  421,951
                                                           ========================
Income taxes paid                                          $ 1,049,000   $  405,319
                                                           ========================



See accompanying notes.

                                                                          Part I
                           PVC Container Corporation

                   Notes to Consolidated Financial Statements






Note 1 In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1996, and the results of operations and cash flows for the six month periods ended December 31, 1996 and 1995.

        While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

        Earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. Common stock and common stock equivalents amounted to 7,004,705 and 6,761,913 in the second quarter of 1996 and 1995, respectively, and 7,004,705 and 6,761,913 for the six month periods ended December 31, 1996 and 1995.

Note 2 The accompanying financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries, Novatec Plastics & Chemicals Co., Inc., Airopak Corporation ("Airopak") and PVC Container International Sales Corporation, a foreign sales company incorporated in the U.S. Virgin Islands on March 1, 1993. All intercompany accounts have been eliminated.

Note 3 The consolidated statement of cash flows for the six months ended December 31, 1996 excludes the effect of certain noncash financing activities related to the $5.5 million South Carolina EDA loan obtained by the Company in April 1996. Capital expenditures in connection with this agreement totaled approximately $1,994,000 for the six months ended December 31, 1996.

Note 4  Inventories consist of:

                                          DECEMBER      JUNE
                                          31, 1996    30, 1996
                                         ----------------------
         Raw materials                   $2,733,930  $3,299,353
         Finished goods and supplies      5,615,528   4,656,053
                                         ----------  ----------
         Total LIFO inventories           8,349,458   7,955,406

         Molds for resale in production     188,996     109,465
         Supplies                           382,981     298,651
                                         ----------------------
                                         $8,921,435  $8,363,522
                                         ======================

                                                                          Part I
                           PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)






Note 5 Pursuant to a stock purchase agreement dated December 3, 1996, and executed on December 12, 1996, approximately 4.37 million shares of the Company's common stock was purchased by Kirtland Capital Partners II LP and an affiliate from Rimer Anstalt (former majority shareholder) and certain other shareholders of the Company.

Note 6 The Company's Board of Directors approved and ratified on January 16, 1997, an incentive stock option plan pursuant to which options to purchase an aggregate of 600,000 shares of the common stock of the Company may be granted. Such plan conforms to the requirements of Rule 16B-3 of the Securities Exchange Act of 1934.

        The Company contributed 40,000 shares of common stock to its Employee Stock Option Plan ("ESOP") on November 21, 1996. The value of the shares at the date of grant in fiscal 1996 was $120,000 which was included in selling general and administrative expenses in the fourth quarter of fiscal 1996.

                                                                          Part I
                           PVC Container Corporation

Management's Discussion and Analysis of Financial Condition and Results of Operations

Net sales for the three month period ended December 31, 1996 increased by 3.2% to $12,753,000 compared to $12,361,000 for the three month period ended December 31, 1995, and decreased by 2.9% compared to $13,131,000 for the three month period ended September 30, 1996. For the six months ended December 31, 1996, sales increased by 2.9% to $25,885,000 compared to $25,143,000 for the six month period ended December 31, 1995. Although revenues for the quarter and six month period were ahead of last year, plastic bottle revenue reflected a greater than normal seasonal decline which was offset by increased revenue of PVC compounds and stronger Airopak sales.

Cost of goods sold for the three months ended December 31, 1996 were $9,925,000 or 77.8% of net sales as compared to $9,522,000 or 77.0% of net sales for the three months ended December 31, 1995. The increased in cost of goods sold reflects the increased expense associated with the start up costs at our new plastic bottle manufacturing plant in Walterboro, South Carolina.

Selling, General and Administrative expenses ("SG&A") increased by $212,000 for the three month period and by $382,000 for the six month period ended December 31, 1996 compared to the same periods a year ago. For the quarter ended December 31, 1996, SG&A expenses were $1,304,000 or 10.2% of net sales as compared to $1,092,000 or 8.8% of net sales for the quarter ended December 31, 1995. For the six months ended December 31, 1996, SG&A expenses were $2,492,000 or 9.6% of net sales as compared to $2,110,000 or 8.4% of net sales for the six month period ended December 31, 1995. SG&A expenses have increased to support the anticipated future growth in revenues that will result from the Company's expansion in South Carolina and recent entry into PET containers.

Depreciation expense for the three months ended December 31, 1996 was $752,000 as compared to $694,000 for the three months ended December 31, 1995. For the six month period ended December 31, 1996, depreciation expense was $1,401,000 as compared to $1,376,000 for the six month period ended December 31, 1995. This increase is directly attributed to new capital employed at the Company's newly constructed Walterboro, South Carolina plastic bottle manufacturing facility and the purchase of new equipment to manufacture PET plastic bottles.

Income from Operations decreased $266,000 during the three month period ended December 31, 1996 as compared to the same period a year ago and increased $132,000 as compared to the three month period ended September 30, 1996. For the three months ended December 31, 1996, Income from Operations were $759,000 or 6.0% of net sales as compared to $1,025,000 or 8.3% of net sales for the three months ended December 31, 1995 and $627,000 or 4.8% of net sales compared to the three month period ended September 30, 1996. Income from Operations for the six month period ended December 31, 1996 decreased by 13.4% to $1,386,000 or 5.4% of net sales as compared to $1,601,000 or 6.4% of net sales for the six month period ended December 31, 1995. The decrease in operating income reflects the impact of the start-up costs associated with the Company's new Walterboro, South Carolina plastic bottle facility, as well as the costs associated with initiating a new major PET product line.

                                                                          Part I
                           PVC Container Corporation

Management's Discussion and Analysis of Financial Condition and Results of Operations


Interest Expense increased $30,000 for the quarter ended December 31, 1996 as compared to the quarter ended December 31, 1995. This increase is primarily attributed to our investment made in the new Walterboro, South Carolina plastic manufacturing plant.

Net income for the quarter ended December 31, 1996 decreased 33.6% to $348,000 or $.05 per share as compared to $524,000 or $.08 per share for the three months ended December 31, 1995. For the six months ended December 31, 1996, Net income decreased 12.3% to $666,000 or $.10 per share as compared to $759,000 or $.11 per share for the six month period ended December 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and working capital remained adequate for the six month period ended December 31, 1996. Net working capital as of December 31, 1996 was almost unchanged at $6,966,000 compared to $6,975,000 as of June 30, 1996. The ratio of current assets to current liabilities was 1.69 as at December 31, 1996 as compared to 1.57 as at June 30, 1996.

During the six month period ended December 31, 1996, the Company generated cash from operations of $1,707,000; it also received $1,183,000 from its sale on July 16, 1996 of its warehouse located at 435 Industrial Way West, as well as $1,470,000 from its sale and leaseback of various equipment and proceeds from long term debt in the amount of $2,100,000. These funds were used to acquire $2,689,000 in capital assets, reduce long term debt by $3,847,000 and on September 20, 1996, the Company paid a $.06 cash dividend in the amount of $418,000 to all shareholders of record of September 13, 1996.

The Company's short term liquidity and short term capital resources are adequate for timely payment of trade and other creditors. The Company's sources of credit are sufficient to meet working capital and capital needs in the foreseeable future. At December 31, 1996, the Company had unused sources of liquidity consisting of cash and cash equivalents of $596,000 and the availability of the unused credit under revolving credit facility of $2,100,000. Unexpended proceeds from EDA construction loans total $3,200,000 at December 31, 1996, a majority of which the Company anticipates utilizing for capital expenditures at its newly constructed manufacturing facility in Walterboro, South Carolina in the latter half of fiscal 1997.

                                                                         Part II

                           PVC Container Corporation

                               Other Information


Item 6 - Exhibits and Reports on Form 8-K:

        (b) Reports on Form 8-K - A report on Form 8-K was filed with the Securities and Exchange Commission on January 8, 1997, reporting the acquisition of 4,367,415 shares of the common stock of the Registrant by Kirtland Capital Partners II LP and an affiliate, from the Registrant and Rimer Anstalt pursuant to a stock purchase agreement dated December 3, 1996, executed on December 12, 1996.

            The securityholders of the Company approved and ratified on January 16, 1997, an incentive stock option plan pursuant to which options to purchase an aggregate of 600,000 shares of the common stock of the Company may be granted. Such plan conforms to the requirements of Rule 16B-3 of the Securities Exchange Act of 1934.

            The Company adopted during 1996 an Employee Stock Option Plan ("ESOP") pursuant to which contributions by the Company are made for the benefit of certain employees.

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