Form 10-Q
period 1997-03-31
PVC CONTAINER CORP
filed 1997-05-14
CIK 81288

                                                                          Part I
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

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


        CLASS                                      OUTSTANDING AT MARCH 31, 1997
Common $.01 par value                                       7,004,750 shares

                                                                          Part I


                                    CONTENTS

                                                                                                  PAGE NO.
                                                                                                  -------
PART I.     FINANCIAL INFORMATION

            Consolidated Balance Sheets - March 31, 1997 and June 30, 1996                           3

            Consolidated Statements of Income - Three Months Ended March 31, 1997 and 1996 and
               Nine Months Ended March 31, 1997 and 1996                                             4

            Consolidated Statements of Cash Flows - Nine Months Ended March 31, 1997 and 1996
                                                                                                     5

            Notes to Consolidated Financial Statements                                               6

            Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                    8-9


PART II.    OTHER INFORMATION                                                                        10

                                                                          Part I
                            PVC Container Corporation

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                         MARCH             JUNE
                                                                                        31, 1997          30, 1996
                                                                                      ------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $ 1,211,332        $ 1,059,166
   Accounts receivable, less allowance of $243,000                                      8,758,463          8,863,444
   Inventories                                                                          9,061,786          8,363,522
   Prepaid expenses, taxes and other current assets                                       441,367            292,210
   Deferred tax asset                                                                     819,029            695,666
                                                                                      ------------------------------
Total current assets                                                                   20,291,977         19,274,008

Unexpended proceeds from construction loan                                              2,307,657          5,239,425
Properties and equipment at cost - net of accumulated depreciation
                                                                                       20,670,410         19,377,239
Investment in jointly owned company                                                       246,054            291,199
                                                                                      ------------------------------
                                                                                      $43,516,098        $44,181,871
                                                                                      ==============================
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                                   $ 7,123,569        $ 6,864,889
   Accrued expenses                                                                     2,991,850          2,801,882
   Income taxes payable                                                                   551,853            831,950
   Current portion of long-term debt                                                    1,859,340          1,800,400
                                                                                      ------------------------------
Total current liabilities                                                              12,526,612         12,299,121

Long-term debt                                                                         14,113,595         16,165,229
Deferred income taxes                                                                   1,031,143          1,031,143

Stockholders' equity:
   Preferred stock, par value $1.00, authorized 1,000,000 shares, none issued
   Common stock, par value $.01, authorized 10,000,000 shares, 7,004,705 and
     6,964,705 shares issued and outstanding as of March 31, 1997 and June 30,
     1996, respectively
                                                                                           70,047             69,647
   Capital in excess of par value                                                       3,646,747          3,527,147
   Retained earnings                                                                   12,127,954         11,089,584
                                                                                      ------------------------------
Total stockholders' equity                                                             15,844,748         14,686,378
                                                                                      ==============================
                                                                                      $43,516,098        $44,181,871
                                                                                      ==============================


See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                        Consolidated Statements of Income
                                   (Unaudited)

                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                            MARCH 31                              MARCH 31
                                             ------------------------------------------------------------------------
                                                    1997               1996               1997              1996
                                             ------------------------------------------------------------------------
Net sales                                       $ 15,558,608       $ 15,904,534       $ 41,442,780       $ 41,047,851

Cost and expenses:
   Cost of goods sold (exclusive of
     depreciation and amortization
     expense shown separately below)
                                                  12,138,508         11,985,734         32,718,007         32,015,071
   Selling, general and administrative
     expenses                                      1,332,976          1,195,997          3,824,669          3,305,967
   Depreciation and amortization                     764,326            710,475          2,165,775          2,086,355
   Equity in loss of jointly owned company
                                                      19,343             56,056             45,145             83,637
                                             ------------------------------------------------------------------------

                                                  14,255,153         13,948,262         38,753,596         37,491,030
                                             ------------------------------------------------------------------------

Income from operations                             1,303,455          1,956,272          2,689,184          3,556,821

Other income (expense):
   Interest expense                                 (200,783)          (189,512)          (629,169)          (611,339)
   Other income                                       90,166             54,699            242,748            100,393
                                             ------------------------------------------------------------------------

                                                    (110,617)          (134,813)          (386,421)          (510,946)
                                             ------------------------------------------------------------------------

Income before provision for income taxes
                                                   1,192,838          1,821,459          2,302,763          3,045,875

Provision for income taxes                          (401,933)          (748,079)          (846,511)        (1,213,235)
                                             ------------------------------------------------------------------------

Net income                                      $    790,905        $ 1,073,380       $  1,456,252       $  1,832,640
                                             ========================================================================

Earnings per share                              $        .11       $        .16       $        .21       $        .27
                                             ========================================================================

Cash dividends per share                                                              $        .06
                                             ========================================================================

Stock dividends per share                                          $        .08                          $        .08
                                             ========================================================================




See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   NINE MONTHS ENDED
                                                                        MARCH 31
                                                                 1997            1996
                                                             ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $ 1,456,252      $ 1,832,640
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                             2,165,775        2,086,355
     Equity in loss of jointly owned company                      45,145           83,637
     Gain on sale of building                                    (90,950)
     Deferred income taxes                                      (123,363)         (54,921)
     Changes in assets and liabilities:
       Accounts receivable - net of allowances                   104,981       (1,003,896)
       Inventories                                              (698,264)        (558,085)
       Prepaid expenses and other current assets                (149,257)         (17,756)
       Accounts payable and accrued expenses                     448,648          344,163
       Income taxes payable                                     (280,097)         521,834
                                                             ----------------------------

Net cash provided by operating activities                      2,878,870        3,233,971

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                          (2,998,995)      (2,491,725)
Proceeds from sale of plant and equipment                      2,682,867
Investment in jointly owned company                                              (384,925)
                                                             ----------------------------

Net cash used in investing activities                           (316,128)      (2,876,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt                                    (4,692,694)      (1,984,167)
Proceeds from long-term debt                                   2,700,000        1,075,000
Dividends paid                                                  (417,882)            (196)
                                                             ----------------------------
Net cash used in financing activities                         (2,410,576)        (909,363)
                                                             ----------------------------


Net increase (decrease) in cash and cash equivalents             152,166         (552,042)
Cash and cash equivalents at beginning of period               1,059,166        1,171,137
                                                             ----------------------------

Cash and cash equivalents at end of period                   $ 1,211,332      $   619,095
                                                             ============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                               $    638,500      $   612,700
                                                            =============================

Income taxes paid                                           $    807,000     $    691,401
                                                            =============================



See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                   Notes to Consolidated Financial Statements


Note 1 In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1997, and the results of operations and cash flows for the three month periods and the nine month periods ended March 31, 1997 and 1996.

           While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K.

           Earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. Common stock and common stock equivalents amounted to 7,004,750 and 6,839,909 in the third quarter of 1997 and 1996, and 6,987,101 and 6,787,723 for the nine month periods ended March 31, 1997 and 1996, respectively.

Note 2 The accompanying financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries, Novatec Plastics & Chemicals Co., Inc., Airopak Corporation ("Airopak") and PVC Container International Sales Corporation, a foreign sales company incorporated in the U.S. Virgin Islands on March 1, 1993. All intercompany accounts have been eliminated.

Note 3 The consolidated statement of cash flows for the nine months ended March 31, 1997 excludes the effect of certain noncash financing activities related to the $5.5 million South Carolina EDA loan obtained by the Company in April 1996. Capital expenditures in connection with this agreement totaled approximately $2,932,000 for the nine months ended March 31, 1997.

                                                                          Part I

                            PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)




Note 4     Inventories consist of:

                                                      MARCH          JUNE
                                                     31, 1997      30, 1996
                                                 -----------------------------
Raw materials                                        $2,598,655     $3,299,353
Finished goods and supplies                           5,835,837      4,656,053
                                                 -----------------------------
Total LIFO inventories                                8,434,492      7,955,406

Molds for resale in production                          244,910        109,465
Supplies                                                382,384        298,651
                                                 =============================
                                                     $9,061,786     $8,363,522
                                                 =============================


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

Note 7 In February 1997, the Financial Accounting Standards Board issued FASB Statement No. 128 Earnings Per Share, effective for periods ending after December 15, 1997. The Company will adopt the Statement in its quarterly report for the quarter ended December 31, 1997.

                                                                          Part I
                            PVC CONTAINER CORPORATION

Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Net sales for the three month period ended March 31, 1997 decreased by 2.2% to $15,559,000 compared to $15,905,000 for the three month period ended March 31, 1996 and increased by 22.0% compared to $12,753,000 for the three month period ended December 31, 1996. For the nine month period ended March 31, 1997, sales increased slightly to $41,443,000 compared to $41,048,000 for the nine month period ended March 31, 1996. The decrease in revenues compared to the prior year was due to weaker than expected demand for the Company's general line of plastic bottles. Although revenues for the nine month period was essentially flat compared to the prior year, increased revenues from the Company's Airopak specialty container division and its Novatec Plastics PVC compound division offset some of the weakness in sales of the Company's general line of plastic bottles.

Cost of goods sold for the three months ended March 31, 1997 was $12,139,000 or 78.0% of net sales as compared to $11,986,000 or 75.4% of net sales for the three months ended March 31, 1996. The increase in cost of goods sold reflects the increased expense associated with the start up costs of the new plastic bottle manufacturing plant in Walterboro, SC and the Company's PET operations.

Selling, General and Administrative expenses ("SG&A") increased by $137,000 for the three month period and by $519,000 for the nine month period ended March 31, 1997 compared to the same period a year ago. For the quarter ended March 31, 1997, SG&A expenses were $1,333,000 or 8.6% of net sales as compared to $1,196,000 or 7.5% of net sales for the quarter ended March 31, 1996. For the nine months ended March 31, 1997, SG&A expenses were $3,825,000 or 9.2% of net sales as compared to $3,306,000 or 8.1% of net sales for the nine month period ended March 31, 1996. SG&A expenses have increased to support the anticipated future growth in revenue that is expected from the Company's expansion in SC and recent entry into the PET market.

Depreciation expense for the three months ended March 31, 1997 was $764,000 as compared to $710,000 for the three months ended March 31, 1996. For the nine month period ended March 31, 1997, depreciation expense was $2,166,000 as compared to $2,086,000 for the nine month period ended March 31, 1996. This increase in directly attributed to new equipment employed at the Company's newly constructed Walterboro, SC plastic bottle manufacturing facility and the purchase of new equipment to manufacture PET plastic bottles.

Income from Operations decreased $653,000 during the three month period ended March 31, 1997 as compared to the same period a year ago and increased $544,000 as compared to the three month period ended December 31, 1996. For the three months ended March 31, 1997, income from operations were $1,303,000 or 8.4% of net sales as compared to $1,956,000 or 12.2% of net sales for the three months ended March 31, 1996 and $759,000 or 6.0% of net sales for the three months ended December 31, 1996. Income from Operations for the nine month period ended March 31, 1997 decreased 24.4% to $2,689,000 or 6.5% of net sales as compared to $3,557,000 or 8.7% of net sales for the nine month period ended March 31, 1996. The decrease in operating income reflects the impact of under-utilization of some of the Company's plastic bottle capacity as well as the start-up costs associated with the Company's new Walterboro, SC plastic bottle facility and costs associated with initiating a new major PET product line.

                                                                          Part I

                            PVC CONTAINER CORPORATION

Management's Discussion and Analysis of Financial Condition and Results of Operations


Interest Expense increased $11,000 for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. This minimal increase is the net result of retirement of previous debt offset by the investment made in the new Walterboro, SC manufacturing plant as the new PET production line.

Net income for the quarter ended March 31, 1997 decreased 26.3% to $791,000 or $.11 per share as compared to $1,074,000 or $.16 per share for the three months ended March 31, 1996. For the nine months ended March 31, 1997, Net Income decreased 20.6% to $1,457,000 or $.21 per share as compared to $1,833,000 or $.27 per share for the nine month period ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and working capital remained adequate for the nine month period ended March 31, 1997. Net working capital as at March 31, 1997 increased $790,000 to $7,765,000 compared to $6,975,000 as at June 30, 1996. The current ratio of assets to liabilities increased from 1.57 to 1.62 at March 31, 1997, primarily due to the increase in cash and inventory levels to support the increased growth in the Company's Airopak and PET sales.

During the nine month period ended March 31, 1997, the Company generated cash from operations of $2,879,000; it also received $1,183,000 from its sale on July 16, 1996 of its warehouse located at 435 Industrial Way West, as well as $1,470,000 from its sale and leaseback of various equipment, $30,000 from sale of various miscellaneous fixed assets. Proceeds from long term debt totaled $2,700,000 for the nine months ended March 31, 1997. Cash from operations and the aforementioned proceeds were used to acquire $2,999,000 in capital assets, reduce long term debt by $4,693,000 and on September 20, 1996, the Company paid a $.06 cash dividend in the amount of $418,000 to all shareholders of record of September 13, 1996.

The Company's short term liquidity and short term capital resources are adequate for timely payment of trade and other creditors. The Company's sources of credit are sufficient to meet working capital and capital needs in the foreseeable future . At March 31, 1997, the Company had unused sources of liquidity consisting of cash and cash equivalents of 1$1,211,000 and the availability of the unused credit under revolving credit facility of $1,975,000. Unexpended proceeds from EDA construction loans total $2,308,000 at March 31, 1997, a majority of which the Company anticipates utilizing for capital expenditures at its newly constructed manufacturing facility in Walterboro, South Carolina in the remaining quarter of fiscal 1997 and fiscal year ending June 30, 1998.

                                                                          Part I
                            PVC Container Corporation

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


                            PVC CONTAINER CORPORATION


                            By /s/ Phillip Friedman
                               ------------------------------------
                               Phillip Friedman, President and
                               Principal Financial Officer

Date: