Form 10-K
period 1997-06-30
PVC CONTAINER CORP
filed 1997-09-29
CIK 81288

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------

                                    FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997

                                                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________.

                         COMMISSION FILE NUMBER 0-30067

                            PVC CONTAINER CORPORATION
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            Delaware                                     13-2616435
--------------------------------                -----------------------------
(STATE OF OTHER JURISDICTION OF                      IRS IDENTIFICATION
 INCORPORATION OR ORGANIZATION)                            NUMBER


401 Industrial Way West, Eatontown, New Jersey                         07724
----------------------------------------------                     -------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)



        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (908) 542-0060
--------------------------------------------------------------------------------
                 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF
THE ACT:

Title of each class                     Name of exchange on which registered
        None                                            None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 par value
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes x No


The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked prices of such stock as of September 11, 1997, was $8,110,768.

The number of shares outstanding of the registrant's only class of common stock, as of the latest practicable date, is as follows:


           Class                            Outstanding as of September 11, 1997
           -----                            ------------------------------------
Common Stock, $.01 par value                              7,004,705



                       EXHIBIT INDEX is located at Page 20

                                     PART I


Item 1.           Description of Business.

                  General. PVC Container Corporation (the "Company") was incorporated in Delaware on June 14, 1968. The Company's major business activity consists of the manufacture and sale of a line of plastic bottles made from polyvinyl chloride ("PVC") compounds and high-density polyethylene ("HDPE") resins. Some of the HDPE bottles are fluorinated to improve the chemical resistance and barrier properties of the containers manufactured by the Company's wholly-owned subsidiary known as Airopak Corporation. The Company recently began the manufacture and sale of plastic bottles made from injection stretch blow molding grades of polyethylene terephlalcate ("PET"). The Company also manufactures PET preforms which can be converted into various sizes of plastic bottles and which can be economically shipped in their pre-form state prior to such conversion. The Company plans to utilize the PET capability as both a defensive and growth strategy by seeking new packaging opportunities that require PET bottles. See "Competition and Marketing." These bottles ("plastic bottles") are used primarily for the packaging of cosmetics, toiletries, foods, household chemicals lawn and garden and industrial chemical products.

                  PVC compounds are used by the Company or sold to other plastic bottle manufacturers for the production of plastic bottles which compete with those produced by the Company. These PVC compounds are sold through the Company's wholly-owned subsidiary, Novatec Plastics Corporation, Inc. ("Novatec"). During the last several years, the Company has made some progress in its efforts to diversify its PVC compound business. For example, the Company recently developed and began to sell several categories of specialty PVC compounds for non-bottle applications ("specialty compounds") including extruded profiles for window frames and accessories, furniture, molding and other indoor fixtures, and a variety of injection molded electrical and electronic housings (the "Company's targeted markets'"). Sales of specialty compounds have been encouraging, although no assurance can be given as to their ultimate market acceptance.

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

                  Sales. The Company's plastic bottles are sold primarily to manufacturers of toiletries and cosmetics, food, household chemicals, lawn and garden and industrial chemical products, private label manufacturers of similar products, and bottle distributors who sell to such manufacturers. PVC compounds are sold to the Company and to other manufacturers of plastic bottles, and a small but increasing amount of specialty compounds are sold to a diverse range of manufacturers of other products. A limited amount of the Company's total sales is made through commission sales representatives. During the fiscal year ended June 30, 1997, no one customer accounted for 10% or more of the Company's net sales.

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

                  The Company operates facilities in Eatontown, New Jersey, Paris, Illinois, Manchester, Pennsylvania and Walterboro, South Carolina for the manufacturing of plastic bottles. In August 1989, the Company relocated its existing plastic bottle business from a leased facility in Eatontown, New Jersey to a newly constructed plant, also in Eatontown, New Jersey, owned by the Company. This new facility provided the Company with additional space needed to support manufacturing in efficiencies and capacity. In April 1993, the Company commenced operations in a new facility, located in Paris, Illinois which was added to support growth of the Company's midwest bottle business. On August 4, 1994, the Company acquired from Air Products and Chemicals Inc., through its recently incorporated wholly-owned subsidiary known as Airopak Corporation the assets of a specialty container business. The business is conducted from leased facilities located in Manchester, Pennsylvania, and relates to the manufacture and sale of AIROPAK(R) fluorinated HDPE containers. The assets of the business consist of equipment, machinery and inventory used in connection with the manufacturing of such containers. A description of the Company's plastic bottle facilities is set forth below in item 2 entitled "Properties".

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

                  A shortage of petroleum, should it develop, would have an effect on the availability and the cost of the raw materials used by the Company in connection with its business. Moreover, certain grades of PVC resins used in the manufacture of the Company's PVC compounds are made by a limited number of domestic suppliers of PVC resin. The availability and price of such PVC resins have a direct effect on the business of the Company. Although sufficient PVC resin and HDPE are currently available for the Company's operations, no assurance can be given that adequate supply of plastic resins will be available to the Company in the future. During the first six months of the fiscal year ended June 30, 1996 PVC and HDPE resin prices declined dramatically, then stabilized and have subsequently increased steadily through the fiscal year ended June 30, 1996. PVC resin prices increased by approximately 5% during the last six months of the fiscal year ended June 30, 1997 and since July 1997 have decreased by approximately 10%. HDPE resin prices for the first six months of fiscal year ended June 30, 1997 increased approximately 20% and stabilized at that level during the balance such fiscal year. PET resin prices decreased approximately 25% during the fiscal year ended June 30, 1996. During the first six months of the fiscal year ended June 30, 1997, resin prices declined another 20% but recovered and stabilized at the June 1996 level by the end of the 1997 fiscal year. The Company has been able to recover the cost of the resin price increase by increasing the sales price of its plastic bottles. Higher prices for PVC resins as well as HDPE are the result of the supply/demand of plastic resins and ethylene becoming in balance or in tight supply due to the improving world wide economy and the lack of new polymer resin capacity being built in time to support growth of these plastic resins. See "Competition & Marketing" below.

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

                  Backlog. The backlog of unfilled orders of the Company as at June 30, 1997 was approximately $4,750,000; the backlog of unfilled orders as at June 30, 1996 was approximately $5,000,000. The Company expects that substantially all of the backlog as at June 30, 1997 will be filled within the fiscal year ending June 30, 1998.

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

                  A shortage of labor and higher cost of living in New Jersey has caused the Company to increase the hourly wages it pays employees at its New Jersey bottle manufacturing plant and has caused it to experience increased turnover. This trend has resulted in some difficulty in hiring and retaining labor for work on swing shifts, weekends and holidays. Since the Company's business is labor-intensive, the Company believes it will eventually need to increase automation of its operation, but in the near term may face a disadvantage relative to competitors in areas with a larger labor pool. The Company has been able, however, to offset this condition by expanding and shifting a portion of its business to its lower cost facility located in Paris, Illinois and its new plastic bottle facility in Walterboro, South Carolina which facility became operational during October 1996, and as a result also contributes to making the Company more cost competitive. See "Properties".

                  The Company lacks the ability to apply some types of decorations (such as silk screen printing and hot stamped foils) to plastic bottles, unlike many leading plastic bottle manufacturers with which it competes. As a result, the Company must ship its plastic bottles to and from subcontractors at added freight expense to perform this work. The Company realizes a small profit by charging a premium for subcontracted decoration. During April 1990 the Company installed a new Therimage decorating line for the high speed application of heat transfer labels to plastic bottles. This represented the Company's first entry in decorating activity which has resulted in added value to the Company's products. During May 1992, the Company started up its second Thermage decorating line to support additional demand for this type of decorated bottle. However, the Company believes it will eventually need to develop additional capabilities to decorate plastic bottles, and in the near term may face a slight disadvantage relative to some competitors who have greater decorating capabilities compared to the Company.

                  PVC competes with PET and PETG as a material for use in the manufacture of transparent plastic bottles. Manufacturers of bottles made of PET have captured a portion of the edible oil, household chemical and medicinal segments of the plastic bottle market from PVC bottle manufacturers. Because the price of PET bottles becomes competitive on high volume orders of custom bottles (i.e., orders of more than approximately 5 million to 10 millions units), there is a substantial risk that customers who have large custom bottle requirements may increasingly consider using PET bottles instead of PVC bottles. Because most of the Company's custom bottle business consists of low or mid-range volume orders, the Company's custom bottle business has been less vulnerable to PET. However, recently several stock PET containers of similar shape and size to some of the Company's PVC stock bottles are becoming more prevalent in the Company's markets. Although injection PET tooling is considerably more expensive than PVC extrusion tooling, some components of PET molds and tooling can be shared over several custom or stock designs thereby reducing the higher tooling/mold intensity associated with the injection based PET stock and custom bottle business. Additionally, some plastic bottle buyers have recently turned to PETG because they believe it is an environmentally safer alternative to PVC bottles, notwithstanding PETG's 30-50% higher resin price as compared to PVC compound. The Company has the ability to manufacture PETG bottles by modifying its equipment, and recently the Company has manufactured and sold PETG bottles. Also, several new grades of EPET resins (lower cost than PETG) have recently been introduced that potentially could displace PVC in some bottle applications. Although there have been limited commercial successes to date, the Company has been successful in manufacturing several designs of plastic bottles using EPET on its existing equipment. As indicated above, under "General", the Company has commenced the manufacture and sale of PET plastic bottles and pre-forms at its facility in Paris, Illinois as a defensive and marketing strategy. This new capacity allows the Company to compete for PET bottle applications in the plastic bottle market. See "Environmental Regulation" below.

                  Research and Development. The Company spent approximately $240,000 during the past fiscal year ended June 30, 1997 and approximately $252,072 during the fiscal years ended June 30, 1996 on research activities relating to the development of new designs of containers and the production of compounds. The major thrust of the Company's research and development efforts is currently in the area of new PVC compound development.

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

                  Employees. As at June 30, 1997, the Company employed a total of 224 people at its Eatontown facilities, of whom 25 are in executive, administrative and clerical positions, 15 are engaged in sales activities and 184 are engaged in general manufacturing. The Company employed 100 people at its Paris, Illinois facility and 37 people at its Walterboro, South Carolina facility as at June 30, 1997. The Company renewed its collective bargaining agreement with Local 108 of the Retail, Wholesale and Department Store Union, AFL-CIO, effective September 1, 1997 through August 31, 2000. As at June 30, 1997 Airopak Corporation employed 80 people. The Company considers its relations with its work force and the union to be good.


Discontinuance of Business.

                  As of June 30, 1997 there was an agreement in principle to terminate the 50-50 Joint Venture (called Edge Craft USA, Inc.) with Edge Craft Ltd of Ontario, Canada relating to the manufacture and sale of vinyl edgebanding manufactured with PVC compounds produced by the Company's wholly-owned subsidiary, Novatec Plastics Corporation. The discontinuance of this Joint Venture will have no material adverse affect on the business or financial condition of the Company. Pursuant to the agreement in principle, the Company's 50% of the Joint Venture is being sold to Edge Craft Ltd. The details of the termination have not been finalized as of the date of this report.


Financial Information about Foreign and
Domestic Operations and Export Sales

                  The Company had export sales of $5,264,000 during the fiscal year ended June 30, 1997. Net sales to the northeast of the United States amounted to $21,937,000 during such fiscal year; net sales to the Midwest amounted to $19,459,000 net sales to the southeast amounted to $8,582,000; and net sales to other domestic regions amounted to $3,150,000 during such fiscal year.

Item 2.           Properties.

                  The Company's manufacturing activities with respect to its continuing businesses are conducted at the six facilities described in the following table:

                                                            Building Area
                                                            -------------
Location                  Purpose of Facility               (square feet)
--------                  -------------------
Eatontown, New Jersey     Plastic Bottle Plant and            136,998(1)
                          warehousing and Office
Eatontown, New Jersey     Plastic Compounding Plant,           50,162(2)
                          warehouse and office
Manchester, Pennsylvania  Airopak Corporation Plant and        69,140(3)
                          warehousing
Manchester, Pennsylvania  Airopak Corporation                  25,000(4)
                          warehousing
Paris, Illinois           Plastic bottle Plant and            125,000(5)
                          warehousing and office
Walterboro, S.C.          Plastic bottle Plant                 61,430(6)
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

                  4. Airopak corporation also leases 25,000 square feet of separate warehouse space also in a steel building. The aggregate annual rental payable with respect to the manufacturing and warehouse space for the Airopak Corporation detailed above and in Item 4 is $320,136 plus real estate taxes, utilities and certain other charges payable under net leases which expire on April 30, 1998 with respect to the manufacturing and warehouse facility. It is believed that these facilities are large enough to allow for future growth of the business conducted at these facilities.

                  5. The Company commenced operations during April, 1993 in a new 62,500 square foot concrete plastic bottle manufacturing facility located in Paris, Illinois. The Company owns this facility and twenty acres of land on which it is located. Financing for this facility was obtained from the Edgar County Bank, the City of Paris, Illinois and the Illinois Small Business Development Agency. In July 1997, the Company completed the construction of an additional 62,500 square feet of warehouse and manufacturing space. This expansion was financed by the Company through the issuance of Industrial Development Revenue Bonds by the City of Paris, Illinois, in the amount of $3,500,000. See Note 5 to the Notes to the Consolidated Financial Statements below.

                  6. In October 1996, the Company completed construction and began operations in a new plastic bottle manufacturing plant located in Walterboro, South Carolina. This facility consists of 61,430 square feet of warehouse and manufacturing space, located on 8.83 acres of real property which is owned by the Company. Financing for this facility was obtained through the South Carolina Economic Development Authority in the amount of $5,500,000. See
Note 5 to the Notes to the Consolidated Financial Statements below. See Note 5 to the Notes to the Consolidated Financial Statements below.

Item 3.           Legal Proceedings.

                  There is pending one action and several claims relating to products of the Company manufactured and sold in the ordinary course of business and which, in the opinion of management, will not adversely affect the business or financial condition of the Company.


Item 4.           Submission of Matters to a Vote of Securityholders.

                  During the fiscal year ended June 30, 1997 there was a special meeting of the shareholders of the Company held on January 16, 1997 at which four new directors were elected and the 1996 Incentive Stock Option Plan was approved by the shareholders.

                                     PART II


Item 5.           Market for Registrant's Common Stock
                  and Related Securityholder Matters.

                  The principal market in which the Company's common stock is traded is the over-the-counter market. The mean quotation on September 11, 1997 was $4.00. The shares of common stock currently are quoted on NASDAQ and bear the symbol "PVCC." The average closing bid and asked quotations during the fiscal years ended June 30, 1997 and June 30, 1996 are as follows:


       Year Ended June 30, 1997

                                          Bid                   Asked
                                          ---                   -----

              1st Quarter                $3.14                  $3.42

              2nd Quarter                 3.17                   3.46

              3rd Quarter                 3.86                   4.19

              4th Quarter                 3.38                   3.78



       Year Ended June 30, 1996

                                          Bid                   Asked

              1st Quarter                $2.875                 $3.125

              2nd Quarter                 2.375                  2.625

              3rd Quarter                 2.875                  3.125

              4th Quarter                 2.375                  2.625


                  As at September 11, 1997, the number of holders of record of the issued and outstanding common stock of the Company was approximately 663.

                  The Company on December 20, 1991 paid to shareholders its first dividend of $.05 per share of common stock, and a second, third and fourth dividend in the same amount was paid on December 18, 1992 December 8, 1993 and January 18, 1995. The Company declared on January 29, 1996 a stock dividend in the amount of 3% per share and a total of 202,817 shares were paid on February 26, 1996 to shareholders in connection with this dividend. The Company declared on August 29, 1996 a cash dividend of $.06 per share payable on September 20, 1996 to shareholders of record as of the close of business on September 13, 1996.

Item 6.           Selected Financial Data.

                                    Years Ended June 30
--------------------------------------------------------------------------------------------------------------------------------
                                1997                   1996                   1995                 1994              1993
                                ----                   ----                   ----                 ----              ----
--------------------------------------------------------------------------------------------------------------------------------
SELECTED INCOME
STATEMENT DATA:
--------------------------------------------------------------------------------------------------------------------------------
Net Sales                    $58,392,310              $57,216,317           $53,886,103          $38,352,843     $37,036,068
--------------------------------------------------------------------------------------------------------------------------------
Income from operations       $4,206,218               $4,950,200            $3,556,095           $1,535,767      $2,587,080
--------------------------------------------------------------------------------------------------------------------------------
Net Income                   $2,250,528               $2,552,570            $1,610,665           $647,260        $1,398,453
--------------------------------------------------------------------------------------------------------------------------------
Earnings per share:*
  Weighted average shares
outstanding*                 7,004,705                6,964,705             6,964,730            6,931,256       6,905,683
--------------------------------------------------------------------------------------------------------------------------------
Income from operations       $       .60              $      .71            $       .51          $       .22     $       .37
--------------------------------------------------------------------------------------------------------------------------------
Net Income                   $       .32              $       .37           $       .23          $       .09     $       .20
--------------------------------------------------------------------------------------------------------------------------------
Cash dividends per share     $       .06              $        --           $       .05          $       .05     $       .05
--------------------------------------------------------------------------------------------------------------------------------
Stock dividends per share    $       ---              $      .08            $        --          $       --      $        --
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
SELECTED BALANCE
SHEET DATA
--------------------------------------------------------------------------------------------------------------------------------
Current assets               $20,386,764              $19,274,008           $16,605,173          $14,716,364     $13,931,064
--------------------------------------------------------------------------------------------------------------------------------
Current liabilities          $11,876,707              $12,299,121           $10,655,197          $10,084,651     $9,598,949
--------------------------------------------------------------------------------------------------------------------------------
Working capital              $8,510,057               $6,974,887            $5,949,976           $4,631,713      $4,332,115
--------------------------------------------------------------------------------------------------------------------------------
Total assets                 $46,041,366              $44,181,871           $34,158,390          $32,159,249     $30,597,507
--------------------------------------------------------------------------------------------------------------------------------
Noncurrent liabilities       $17,525,635              $17,196,372           $11,369,189          $11,213,163     $10,596,293
--------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity         $16,639,024              $14,686,378           $12,134,004          $10,861,435     $10,402,265
--------------------------------------------------------------------------------------------------------------------------------


--------
* Earnings per share calculations are based on the weighted average number of shares of common stock and common stock equivalents outstanding. Retroactively restated for the 3% stock dividend paid on February 26, 1996 to shareholders of records on February 9, 1996.

Item 7.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.

         Results of Operations

         The Company's net sales for the fiscal year ended June 30, 1997 reached a level of $58,392,000, an increase of approximately 2.1% over the 1996 level of $57,216,000. Lower than expected demand for the general line of plastic bottles was more than offset by increased demand in the Company's Airopak specialty container division and its Novatec Plastics PVC compound division. Cost of goods sold decreased marginally from 78.4% of net sales in 1996 to 78.2% for 1997. Selling, general and administrative expenses ("SG&A") was $5,394,000, or 9.2% of net sales for the fiscal year ended June 30, 1997 as compared to $4,505,000, or 7.9% of net sales for the fiscal year ended June 30, 1996, representing a 19.7% increase over the same period last year. SG&A expenses have increased to support the anticipated future growth in revenue that is expected from the Company's expansion in South Carolina and its entry into the PET market.

         Income from operations for the fiscal year ended June 30, 1997 decreased to $4,206,000 or 7.2% of net sales from $4,950,000 or 8.7% of net sales for the prior fiscal year. Higher sales margins were more than offset by the higher SG&A expenses referred to in the preceding paragraph. The Company's share of the operating loss in the Edge Craft USA joint venture, including the write-off associated with its sale, amounted to $162,000.

         Net interest expense increased $35,000 during the fiscal year ended June 30, 1997, as compared to fiscal 1996. Lower interest rates, offset by additional borrowings resulted in the slight increase in interest expense.

         Net income for the year ended June 30, 1997 decreased $302,000 to $2,251,000 or $.32 per share as compared to $2,553,000 or $.37 per share for fiscal 1996.

                     Fiscal 1996 As Compared to Fiscal 1995

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

                  Liquidity and Capital Resources

         The Company's liquidity position at June 30, 1997 improved from the prior year. Working capital increased approximately $1,535,000 to $8,510,000 at June 30, 1997 from $6,975,000 at June 30, 1996. The current ratio increased to
1.72 at June 30, 1997 from 1.57 at June 30, 1996.

         Cash flows from operations during fiscal 1997 in the amount of $2,944,000 represent a decrease of $1,906,000 from the prior year. The major reason for the decrease is attributable to the higher working capital requirements needed to support the current and expected sales growth. An increase in accounts receivable of $409,000, as well as an increase of $1,044,000 in inventories are the primary factors for this change.

         The Company received $2,759,000 from the sale of building and equipment, as well as $1,152,000 in proceeds from long term debt. These funds, combined with cash flow from operations, were used to acquire $3,103,000 in capital assets, reduce long term debt by $4,462,000, and declare and pay out cash dividends in the amount of $418,000.

         In April 1995, the Company formed a 50/50 joint venture (called "Edge Craft USA, Inc.") with Edge Craft, Ltd. of Ontario, Canada for the manufacture and sale of vinyl edgebanding manufactured with PVC compounds produced by the Company's wholly-owned subsidiary, Novatec Plastics Corporation. In June 1997, the Company agreed to sell its share of the joint venture to its venture partner, Edge Craft Ltd.

         The Company's short term liquidity and short term capital resources are projected to be adequate to allow the Company to continue to make timely payments to trade and other creditors. The Company believes that the financial resources available to it, including internally generated funds and amounts available under its revolving credit facility would be sufficient to meet its foreseeable working capital requirements. As of June 30, 1997, the Company had unused sources of liquidity consisting of cash and cash equivalents of $222,000 and available unused credit under a revolving credit facility of $5,000,000.

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

Name                              Age        Held Office Since      Offices with the Company
----                              ---        -----------------      ------------------------
Phillip L. Friedman                50               1982            President, Chief Executive, and
                                                                    Director
John C. D'Avella                   49               1978            Chief Operating Officer, Secretary
                                                                    and Director
Joel Francis Roberts               59               1989            Vice President Operations
William A. Del Pizzo               39               1996            Vice President, Chief Financial
                                                                    Officer
John F. Turben                     62               1996            Director
Raymond A. Lancaster               51               1996            Director
Michael Sherwin                    56               1996            Director
George R. Begley                   55               1996            Director


         PHILLIP L. FRIEDMAN was employed by Occidental Chemical Corporation (formerly Hooker Chemical Corporation), a leading manufacturer and supplier of PVC resins and compounds from 1969 until December 1981, when he joined the Company. During his last 5 years with Occidental, Mr. Friedman was Manager of Business Development and Director of Commercial Development for the Polyvinyl Chloride Plastics Division. As the Director of Commercial Development, he was responsible for coordinating and reducing to commercial practice various research and development projects within the plastics industry. He is a member of the Executive Committee of the Company.

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

         WILLIAM A. DEL PIZZO, was employed by Price Waterhouse from 1978 to 1980, when he joined Allied Signal Corporation where he held a variety of accounting and financial positions from 1980 until 1989. He then joined Ausimont USA, Inc., a manufacturer of fluoropolymers and specialty chemicals, where he served as Chief Financial Officer until 1996. In October 1996, he joined the Company as Vice President and Chief Financial Officer.

         GEORGE R. BEGLEY

         Mr. Begley is an independent investment advisor, a director of North Coast Energy and a member of the audit committee of the Company.

         RAYMOND A. LANCASTER

         Mr. Lancaster is the Managing Partner of Kirtland Capital Partners II L.P. (see "Security Ownership of Certain Beneficial Owners and Management") and was the managing partner of Kirtland Capital Partners from 1995 to 1996 and of Key Corp. from 1990 to 1995. He is a member of the Executive and Audit Committee of the Company. Currently, Mr. Lancaster is a KCP I and KCP II Advisory Board member and a member of the Board of Directors of Fairmont Minerals, Ltd., PVC Container Corporation, R. Tape Corporation, ShoreBridge Corp., STERIS Corporation, and Unifrax Corporation.

         MICHAEL SHERWIN

         Mr. Sherwin is the Vice Chairman of Mid-West Forge Corporation and Chairman and Chief Executive Officer of Columbiana Boiler Company. Prior to joining Mid-West Forge Corporation, Mr. Sherwin was the President of National City Venture Corporation and National City Capital Corporation, both subsidiaries of National City Corporation. He is chairman of the Audit Committee of the Company.

         JOHN F. TURBEN

         Mr. Turben is Chairman of Kirtland Capital Partners and is a KCP I and KCP II Advisory Board member and serves as Chairman of The Hickory Group, PVC Container Corporation and Harrington and Richardson 1871, Inc. He is also Chairman of the Executive Committee of Fairmount Minerals, Ltd. and Execution Services Inc. He is a director of NACCO Industries, Unifrax Corporation and TruSeal Technologies Inc. He is Chairman of the Board of the Company and a member of its Executive Committee.


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

         None.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      The following documents are filed as part of this report:

         (1)      Consolidated Financial Statements.

                  Report of Independent Auditors

                  Consolidated Balance Sheets at June 30, 1997 and 1996

                  Consolidated Statements of Income for the three years ended June 30, 1997

                  Consolidated Statements of Stockholders' Equity for the three years ended June 30, 1997

                  Consolidated Statements of Cash Flows for the three years ended June 30, 1997

                  Notes to Consolidated Financial Statements

         (2)      Consolidated Financial Statement Schedules.

                  Report of Independent Auditors on Consolidated Financial Statement Schedules

                  For the three years ended June 30, 1997

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

                  10.13    Employment Agreement between the Company and Phillip
                           L. Friedman dated July 1, 1996 (filed as Exhibit 10.2 to the December 12, 1996 8-K, and incorporated herein by reference).

                  10.14 Stock Purchase Agreement among the Company, Kirtland Capital Partners, and Rimer Anstalt, dated December 3, 1996 (filed as Exhibit 10.1 to the December 12, 1996 8-K and incorporated herein by reference).

                  10.15    1996 Incentive Stock Option Plan (filed as Exhibit
                           10.3 to the December 12, 1996 8-K, and incorporated herein by reference).

                  16 Letter dated March 1, 1989 from Gassman, Rebhun & Co., P.C. regarding resignation as certifying accountant for the Company (filed as Exhibit 16 to the February 28, 1989 8-K, and incorporated herein by reference).

                  22 Subsidiaries of the Company (filed as Exhibit 22 to the 1987 10-K, and incorporated herein by reference).

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

                  Exhibits filed herewith:

                           None.

(b)      Reports on Form 8-K filed during last quarter of the year ended June
         30, 1997:

         None.

(c)      Exhibits

         None.

(d)      Financial statement schedules

         The financial statement schedules required by Regulation S-X are submitted as a separate section of this filing.

                                INDEX TO EXHIBITS

Exhibit
Number   Description of Exhibit                                             Page
------   ----------------------                                             ----

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


10.13 Employment Agreement between the Company and Phillip L. Friedman dated July 1, 1996 (filed as Exhibit 10.2 to the December 12, 1996 8-K, and incorporated herein by reference)


10.14 Stock Purchase Agreement among the Company, Kirtland Capital Partners, and Rimer Anstalt, dated December 3, 1996 (filed as Exhibit 10.1 to the December 12, 1996 8-K and incorporated herein by reference).


10.15 1996 Incentive Stock Option Plan (filed as Exhibit 10.3 to the December 12, 1996 8-K, and incorporated herein by reference).


16 Letter dated March 1, 1989 from Gassman, Rebhun & Co., P.C. regarding resignation as certifying accountant for the Company (filed as Exhibit 16 to the February 28, 1989 8-K, and incorporated herein by reference).


22 Subsidiaries of the Company (filed as Exhibit 22 to the 1987 10-K, and incorporated herein by reference).


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


                                        PVC CONTAINER CORPORATION
                                              (Registrant)

                                        By:/s/ Phillip L. Friedman
                                           --------------------------
                                           Phillip L. Friedman,
                                           President and Chief Executive Officer


                                          Date:    September 9, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date
---------                     -----                         ----



/s/ Phillip L. Friedman       Chief Executive               September 9, 1997
--------------------------    Officer and Director
Phillip L. Friedman

/s/ John C. D'Avella          Chief Operating Officer       September 9, 1997
--------------------------    and Director
John C. D'Avella

/s/ William A. Del Pizzo      Vice President, Chief         September 9, 1997
--------------------------    Financial and Accounting
William A. Del Pizzo          Officer


 /s/ John F. Turben           Director                      September 9, 1997
--------------------------
John F. Turben

/s/Raymond A. Lancaster       Director                      September 9, 1997
--------------------------
Raymond A. Lancaster

 /s/ George R. Begley         Director                      September 9, 1997
--------------------------
George R. Begley

/s/ Michael Sherwin           Director                      September 9, 1997
--------------------------
Michael Sherwin

                            PVC CONTAINER CORPORATION



                        CONSOLIDATED FINANCIAL STATEMENTS



                                    FORM 10-K



                                  JUNE 30, 1997

                            PVC Container Corporation

                        Consolidated Financial Statements

                          June 30, 1997, 1996 and 1995





                                    CONTENTS


Report of Independent Auditors...............................................1
Consolidated Balance Sheets..................................................2
Consolidated Statements of Income............................................3
Consolidated Statements of Stockholders' Equity..............................4
Consolidated Statements of Cash Flows........................................5
Notes to Consolidated Financial Statements...................................6

                         Report of Independent Auditors


The Board of Directors and Stockholders
PVC Container Corporation

We have audited the consolidated financial statements of PVC Container Corporation listed in the accompanying index to financial statements (Item 14(a)(1)). Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements listed in the accompanying index to financial statements (Item 14(a)(1)) present fairly, in all material respects, the consolidated financial position of PVC Container Corporation at June 30, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
August 8, 1997

                            PVC Container Corporation

                           Consolidated Balance Sheets


                                                                                     JUNE 30
                                                                              1997             1996
                                                                        -----------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                $      222,490   $    1,059,166
 Accounts receivable, less allowance of $243,000 in 1997 and 1996              9,272,018        8,863,444
 Inventories                                                                   9,407,146        8,363,522
 Prepaid expenses, taxes and other current assets                                538,593          292,210
 Deferred income taxes                                                           946,517          695,666
                                                                        -----------------------------------
Total current assets                                                          20,386,764       19,274,008

Unexpended proceeds from construction loan                                     4,244,334        5,239,425
Properties, plant and equipment at cost - net of
 accumulated depreciation                                                     21,410,268       19,377,239
Investment in jointly owned company                                                               291,199
                                                                        -----------------------------------
                                                                             $46,041,366      $44,181,871
                                                                        ===================================
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Accounts payable                                                         $    6,443,880   $    6,864,889
 Accrued expenses                                                              3,147,719        2,801,882
 Income taxes payable                                                            418,460          831,950
 Current portion of long-term debt                                             1,866,648        1,800,400
                                                                        -----------------------------------
Total current liabilities                                                     11,876,707       12,299,121

Long-term debt                                                                16,337,169       16,165,229
Deferred income taxes                                                          1,188,466        1,031,143

Stockholders' equity:
 Preferred stock, par value $1.00, authorized 1,000,000 shares, none issued
 Common stock, par value $.01, authorized 10,000,000 shares, 7,004,705 and
   6,964,705 shares issued and outstanding as of June 30, 1997 and
   1996, respectively                                                             70,047           69,647
 Capital in excess of par value                                                3,646,747        3,527,147
 Retained earnings                                                            12,922,230       11,089,584
                                                                        -----------------------------------
Total stockholders' equity                                                    16,639,024       14,686,378
                                                                        -----------------------------------
                                                                             $46,041,366      $44,181,871
                                                                        ===================================


See accompanying notes.

                            PVC Container Corporation

                        Consolidated Statements of Income




                                                                    FISCAL YEAR ENDED JUNE 30
                                                              1997             1996             1995
                                                        ---------------------------------------------------

Net sales                                                    $58,392,310      $57,216,317      $53,886,103

Cost and expenses:
 Cost of goods sold (exclusive of depreciation and
   amortization expense shown separately below)               45,650,484       44,838,971       43,620,839
 Selling, general and administrative expense                   5,393,838        4,505,330        3,995,793
 Depreciation and amortization expense                         2,979,982        2,813,340        2,713,376
 Equity in loss of jointly owned company                         161,788          108,476
                                                        ---------------------------------------------------
                                                              54,186,092       52,266,117       50,330,008
                                                        ---------------------------------------------------
Income from operations                                         4,206,218        4,950,200        3,556,095

Other income (expenses):
 Interest expense                                               (834,695)        (796,463)        (897,765)
 Interest income                                                   4,093            1,346              298
 Other income                                                    250,261          139,284           96,034
                                                        ---------------------------------------------------
                                                                (580,341)        (655,833)        (801,433)
                                                        ---------------------------------------------------
Income before provision for income taxes                       3,625,877        4,294,367        2,754,662

Provision for income taxes                                     1,375,349        1,741,797        1,143,997
                                                        ---------------------------------------------------
Net income                                                    $2,250,528       $2,552,570       $1,610,665
                                                        ===================================================

Earnings per share                                                 $.32             $.37             $.23
Cash dividends per share                                            .06                               .05
Stock dividends per share                                                            .08


See accompanying notes.

                            PVC Container Corporation

                 Consolidated Statements of Stockholders' Equity




                                           COMMON STOCK
                                            ISSUED AND
                                           OUTSTANDING            CAPITAL IN                            TOTAL
                                    ----------------------------  EXCESS OF        RETAINED           STOCKHOLDERS'
                                        SHARES       AMOUNT       PAR VALUE        EARNINGS             EQUITY
                                    ------------------------------------------------------------------------------

Balance, June 30, 1993                   6,461,813    $64,618       $2,824,498$    $7,513,149       $10,402,265
 Net income                                                                           647,260           647,260
 Cash dividends                                                                      (338,090)         (338,090)
 Issuance of common stock                  300,000      3,000          147,000                          150,000
                                    ------------------------------------------------------------------------------
Balance, June 30, 1994                   6,761,813     67,618        2,971,498      7,822,319        10,861,435
 Net income                                                                         1,610,665         1,610,665
 Cash dividends                                                                      (338,096)         (338,096)
                                    ------------------------------------------------------------------------------
Balance, June 30, 1995                   6,761,813     67,618        2,971,498      9,094,888        12,134,004
 Net income                                                                         2,552,570         2,552,570
 Cash dividends                                                                          (196)             (196)
 Stock dividends                           202,892      2,029          555,649       (557,678)                -
                                    ------------------------------------------------------------------------------
Balance, June 30, 1996                   6,964,705     69,647        3,527,147     11,089,584        14,686,378
 Net income                                                                         2,250,528         2,250,528
 Cash dividends                                                                      (417,882)         (417,882)
 Issuance of common stock                   40,000        400          119,600                          120,000
                                    ------------------------------------------------------------------------------
Balance, June 30, 1997                   7,004,705    $70,047       $3,646,747    $12,922,230       $16,639,024
                                    ==============================================================================


See accompanying notes.

                            PVC Container Corporation

                      Consolidated Statements of Cash Flows


                                                                        FISCAL YEAR ENDED JUNE 30
                                                                  1997             1996             1995
                                                            ---------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $2,250,528      $2,552,570       $1,610,665
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                                   2,979,982       2,813,340        2,713,376
   Equity in loss of jointly owned company                           161,788         108,476
   Deferred income taxes                                             (93,528)       (275,577)         115,344
   Gain on sale of building and equipment                           (167,250)
   Changes in assets and liabilities:
    Accounts receivable                                             (408,574)       (657,711)        (953,233)
    Inventories                                                   (1,043,624)     (1,928,514)         279,434
    Prepaid expenses, taxes and other current assets                (246,383)         33,682         (133,459)
    Accounts payable and accrued expenses                            (75,172)      1,712,530         (543,825)
    Income taxes payable                                            (413,490)        491,459          158,973
                                                            ---------------------------------------------------
Net cash provided by operating activities                          2,944,277       4,850,255        3,247,275

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                              (3,103,208)     (4,376,787)      (1,873,708)
Investment in (proceeds from) jointly owned company                  291,199        (399,675)
Proceeds from sale of building and equipment                       2,759,167
Purchase of business                                                                               (1,070,173)
                                                            ---------------------------------------------------
Net cash used in investing activities                                (52,842)     (4,776,462)      (2,943,881)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                       1,151,583       2,175,000        3,270,000
Payments on indebtedness                                          (4,461,812)     (2,360,568)      (2,581,842)
Dividends paid                                                      (417,882)           (196)        (338,096)
                                                            ---------------------------------------------------
Net cash (used in) provided by financing activities               (3,728,111)       (185,764)         350,062
                                                            ---------------------------------------------------
Net (decrease) increase in cash and cash equivalents                (836,676)       (111,971)         653,456
Cash and cash equivalents, beginning of year                       1,059,166       1,171,137          517,681
                                                            ---------------------------------------------------
Cash and cash equivalents, end of year                              $222,490      $1,059,166       $1,171,137
                                                            ===================================================


See accompanying notes.

                            PVC Container Corporation

                   Notes to Consolidated Financial Statements

                          June 30, 1997, 1996 and 1995



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

CONSOLIDATION

The accompanying financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries, Novatec Plastics Corporation, Airopak Corporation and PVC Container International Sales Corporation, a foreign sales company incorporated in the U.S. Virgin Islands on March 1, 1993. All intercompany accounts have been eliminated.

STOCK PURCHASE AGREEMENT

Pursuant to a stock purchase agreement dated December 3, 1996, and executed on December 12, 1996, approximately 4.37 million shares of the Company's common stock was purchased by Kirtland Capital Partners II LP and an affiliate, from Rimer Anstalt (former majority shareholder) and certain other shareholders of the Company.

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

                            PVC Container Corporation

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS

The Company considers investments with maturities of three months or less when acquired to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of LIFO cost or market value. Cost for substantially all of the inventories is determined under the LIFO method.

DEPRECIATION

Depreciation is provided for financial reporting purposes on a straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations as incurred. Major renewals and betterments are capitalized.

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

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to expense as incurred and amounted to $240,000, $252,000 and $217,000 in 1997, 1996 and 1995,
respectively.

                            PVC Container Corporation

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (FASB 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, compensation expense is calculated at the time of option grant based upon the difference between the exercise price of the option and the fair market value of the Company's common stock at the date of grant, recognized over the vesting period.

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued FASB Statement No. 128, Earnings Per Share, effective for periods ending after December 15, 1997. The Company will adopt the Statement in its quarterly report for the quarter ended December 31, 1997. At that time, the Company will be required to change the method it currently uses to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding retroactively restated for the 3% stock dividend declared by the Board of Directors payable on February 26, 1996 to stockholders of record on February 9, 1996. No common stock dividend was paid in 1995.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                            PVC Container Corporation

2.  INVENTORIES

Inventories consist of the following:

                                                           1997            1996
                                                     ---------------------------------
Raw materials                                             $3,227,543      $3,299,353
Finished goods                                             5,546,262       4,656,053
                                                     ---------------------------------
Total LIFO inventories                                     8,773,805       7,955,406

Molds for resale, in production                              278,800         109,465
Supplies                                                     354,541         298,651
                                                     ---------------------------------
Total                                                     $9,407,146      $8,363,522
                                                     =================================

The excess of inventory valued on FIFO basis which approximates replacement cost over LIFO cost at June 30, 1997 was approximately $2,000. Replacement cost exceeded LIFO cost by approximately $216,000 at June 30, 1996.

3.  PROPERTIES, PLANT AND EQUIPMENT

                                                                                        ESTIMATED
                                                                                     USEFUL LIFE IN
                                                        1997              1996            YEARS
                                                  ---------------------------------------------------
Land                                                $      250,686   $      653,965
Building and improvements                               13,071,247       11,341,533        20-25
Machinery and equipment                                 26,096,983       23,544,007         7-10
Molds                                                    3,088,678        2,549,376         3- 5
Office furniture and equipment                           1,171,927        1,003,397         5-l0
Motor vehicles                                              34,447           34,447         3- 5
Leasehold improvements                                      13,521            5,300
                                                  ------------------------------------
                                                        43,727,489       39,132,025
Less accumulated depreciation                           22,317,221       19,754,786
                                                  ------------------------------------
                                                       $21,410,268      $19,377,239
                                                  ====================================

                            PVC Container Corporation

4.  ACCRUED EXPENSES

Accrued expenses at June 30 consists of:

                                                       1997           1996
                                                 --------------------------------
Accrued payroll                                    $     475,866   $     467,000
Accrued vacation                                         615,210         603,852
Accrued employee incentives                            1,387,857       1,187,142
Other accrued expenses                                   668,786         543,888
                                                 --------------------------------
                                                      $3,147,719      $2,801,882
                                                 ================================

5.  LONG-TERM DEBT

Long-term debt at June 30 consists of the following:

                                                                      1997             1996
                                                                -----------------------------------

Notes payable:
 South Carolina Economic Development Authority:
   Loan                                                           $    5,500,000   $    5,500,000
 New Jersey Economic Development Authority:
   Series D Note                                                       3,400,000        3,650,000
 GE Capital Public Finance:
   Equipment loan                                                      2,261,667
   Building loan                                                       1,189,916
 Fleet Bank of New Jersey:
   435 Industrial Way Mortgage                                                            705,000
   Equipment Notes                                                                      1,565,088
   Term notes                                                          4,541,111        2,968,800
   Revolving note                                                                       2,175,000
 Edgar County Bank Construction Loan                                     534,374          568,125
 City of Paris:
   Community Development Assistance Loan                                 380,335          409,877
   Revolving Loan Fund                                                   114,240          123,068
 Illinois Small Business Development Loan                                282,174          300,671
                                                                -----------------------------------
                                                                      18,203,817       17,965,629
 Less current portion                                                 (1,866,648)      (1,800,400)
                                                                -----------------------------------
                                                                     $16,337,169      $16,165,229
                                                                ===================================

                            PVC Container Corporation

5.  LONG-TERM DEBT (CONTINUED)

Maturities of long-term debt are as follows: 1998 - $1,866,648; 1999 - $1,758,876; 2000 - $1,630,525; 2001 - $940,131; 2002 - $950,512; and 2003 to
2016 - $11,057,125. Interest paid amounted to $837,461, $749,327 and $881,021 in
1997, 1996 and 1995, respectively.

NOTE PAYABLE - SOUTH CAROLINA ECONOMIC DEVELOPMENT AUTHORITY "S.C. EDA"

This note was obtained to finance the construction of the Company's South Carolina manufacturing facility and is due April 1, 2016. Prepayments may be made without penalty. This note is subject to prior mortgages in favor of the Fleet Bank of New Jersey. The effective interest rate on this obligation was 3.8% in 1997 and 3.9% in 1996.

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

NOTE PAYABLE - NEW JERSEY ECONOMIC DEVELOPMENT AUTHORITY "N.J. EDA"

SERIES D NOTE

This note is due October 3l, 2006 and is payable as follows: $250,000 due on October l, each year through October l, 2006 and $900,000 due on October 31, 2006. Prepayments may be made without penalty. This note is subject to prior mortgages in favor of the Fleet Bank of New Jersey. The effective interest rate on this obligation was 3.6% and 3.7% in 1997 and 1996, respectively.

N.J. EDA has issued tax exempt bonds to fund the debt. Should the tax exempt status of this bond issue be negated, the rate of interest of this note would be retroactively adjusted.

                            PVC Container Corporation

5.  LONG-TERM DEBT (CONTINUED)

GE CAPITAL PUBLIC FINANCE BUILDING AND EQUIPMENT LOAN

During fiscal year 1997, the City of Paris, Illinois approved $1,200,000 Series 1997A and $2,300,000 Series 1997B Industrial Development Revenue Bonds. The Bonds were purchased and are held by GE Capital Public Finance, Inc., who is financing a loan to the Company in conjunction with the Company's expansion of its Paris, Illinois manufacturing facility. The loan is payable in 120 decreasing monthly installments at an interest rate of 5.90% with a final lump sum payment of $602,952 on April 1, 2007. The loan may be prepaid in whole or in part subject to certain requirements stated in the loan agreement. The loan is collateralized by the property and the equipment.

The agreement contains provisions which require the funds to be held in trust (the "Trust") by a third-party financial institution until such time that building, construction or equipment purchases are made. The funds are invested at rates of return comparable to the interest rate paid by the Company on the obligation. Purchases in connection with this agreement are paid directly from the Trust.

The bonds issued by the City of Paris to fund the debt are tax-exempt bonds. Should the tax-exempt status of these bonds be negated, the rate of interest of this note would be retroactively adjusted.

435 INDUSTRIAL WAY MORTGAGE

During fiscal year 1992, the Company financed $900,000 for the purchase of a building adjacent to its property. In July 1996, the Company sold the building and repaid the remaining principal on the mortgage totaling approximately $705,000 with a portion of the proceeds from the sale.

EQUIPMENT NOTES

During fiscal year 1995, the Company received a second draw down on its $2,300,000 equipment loan from Fleet Bank, amounting to $1,260,000. The note requires principal payments of $21,355 and interest at 9.31% on the first of every month through the note's maturity in March 1999, at which time the full unpaid principal and interest are due. The first draw down note provides for the monthly payment of interest at 7.82% through and including May 1, 1995. Principal payments of $10,000 and interest are due thereafter on the first of every month through the note's maturity in March 1999, at which time the full unpaid principal and interest are due. During 1997, these notes were consolidated into the $2,530,000 term note with Fleet Bank as discussed below.

                            PVC Container Corporation

5.  LONG-TERM DEBT (CONTINUED)

During fiscal year 1995, the Company obtained a $950,000 equipment loan from Fleet Bank for its newly acquired Airopak division. The note is payable in eighty-four monthly payments of $11,310, plus interest at 9.19%. During 1997, the note was consolidated into the $2,530,000 term note with Fleet Bank as discussed below.

TERM NOTES

During fiscal year 1997, the Company consolidated various equipment and term notes through a $2,530,000 term loan with Fleet Bank. The loan provides for monthly payments of $70,278 including principal and interest at 7.72%. The note matures on April 1, 2000 and is collateralized by the equipment. The Company may prepay this note in whole or in part subject to certain requirements stated in the loan agreement.

During fiscal year 1997, the Company obtained a $1.2 million loan from Fleet Bank to finance the expansion of its New Jersey manufacturing facility. The loan is payable in 180 monthly payments of $6,667 including principal and interest at 9.35%, through the notes maturity in November 2011. The note is collateralized by the building.

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

During fiscal year 1993, the Company purchased $3,000,000 of equipment which was financed through three term notes with Fleet Bank. The notes, with original principal balances of $1,500,000, $900,000 and $600,000 are payable in sixty monthly payments of $50,000 plus interest at 7.29%, 6.8% and 6.69%, respectively. These notes were consolidated into the $2,530,000 term note with Fleet Bank as discussed above.

REVOLVING NOTE

During fiscal year 1996, the Company purchased $2,175,000 of property and equipment which was financed through a revolving note with Fleet Bank. Borrowings under this revolving note bear interest at the prime rate (8.25% at June 30, 1996) and are payable in full on October 31, 1997. During fiscal year 1997, the note was prepaid in full in

                            PVC Container Corporation

5.  LONG-TERM DEBT (CONTINUED)

accordance with the requirements stated in the loan agreement. On April 1, 1997, the Company entered into a new $5,000,000 line of credit agreement with Fleet Bank. Borrowings under this note bear interest payable monthly at the prime rate, and principal borrowings are due in full on October 31, 1999. The Company was in compliance with all covenants of this loan agreement at June 30, 1997.

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

                            PVC Container Corporation

5.  LONG-TERM DEBT (CONTINUED)

including interest at 5% and a final payment to satisfy the conditions of the loan. The loan can be prepaid in whole or in part without penalty. The loan is collateralized by the property and improvements thereafter as well as the rent issues and profits of the premises.

6.  OPERATING LEASES

Minimum rental commitments under non-cancellable operating leases are payable as follows:

     YEAR           AMOUNT
--------------------------------
     1998            $356,126
     1999             341,820
     2000             316,063
     2001             263,539
     2002             249,822
  Thereafter          327,394

Rental expense for operating leases amounted to $344,965, $118,594 and $142,179 in 1997, 1996 and 1995, respectively.

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

                                                           1997         1996          1995
                                                       -----------------------------------------
Normal service cost                                      $  55,439    $  55,513    $  52,085
Interest on projected benefit obligation                    49,946       43,376       37,729
Gain on return of plan assets                              (35,312)     (27,862)     (18,837)
Amortization cost                                           12,039       14,532       12,537
                                                       -----------------------------------------
Net periodic pension cost                                $  82,112    $  85,559    $  83,514
                                                       =========================================

                            PVC Container Corporation

7.  PENSION PLAN (CONTINUED)

The reconciliation of the funded status of the Plan to the amount on the Company's balance sheet is as follows:

                                                                              1997          1996
                                                                         -----------------------------

Actuarial present value of:
 Vested benefits                                                            $719,960      $612,944
                                                                         =============================
 Accumulated benefits                                                       $761,667      $667,803
                                                                         =============================

Actuarial present value of projected benefit obligation                     $(761,667)    $(667,803)
Market value of plan assets                                                   565,503       438,265
                                                                         -----------------------------
Accumulated benefit obligation in excess of plan assets                      (196,164)     (229,538)
Unrecognized net obligation existing at transition                            123,561       135,917
Unrecognized net loss                                                         156,046       137,443
Adjustment required to recognize minimum liability                           (279,607)     (273,360)
                                                                         -----------------------------
Accrued pension liability                                                    $196,164      $229,538
                                                                         =============================

The assumptions used in determining the funded status of the Plan are as follows: (i) discount rate - 7.5% in 1997 and 1996, and (ii) expected rate of return on assets of 8.5% for 1997 and 1996.

The Company maintains a voluntary salary reduction 40l(k) plan covering all non-union employees with more than one year of service. Eligible employees may elect to contribute up to 6% of their salaries up to ERISA's maximum annual level. The Company contributes an amount equal to 25% of the employee's contribution and, at its discretion, may make additional contributions to the plan based on earnings. The Company contributed $282,991, $520,123 and $337,534 in 1997, 1996 and 1995, respectively.

8.  COMMON STOCK

The Company's Board of Directors approved and ratified on January 16, 1997, an incentive stock option plan pursuant to which options to purchase an aggregate of 600,000 shares of the common stock of the Company may be granted. Such plan conforms to the requirements of Rule 16B-3 of the Securities Exchange Act of 1934. The options granted are exercisable to the extent of 20-25% per year on a cumulative basis through expiration. During 1997, the Company issued 334,000 options to officers and

                            PVC Container Corporation

8. COMMON STOCK (CONTINUED)

employees at the average price of $4.30 and 40,000 options to directors at an average price of $4.13. At June 30, 1997, there were 226,000 options for common stock which remained for future issuance.

The Company contributed 40,000 shares of common stock to its Employee Stock Option Plan ("ESOP") on November 21, 1996. The value of the shares at the date of grant in fiscal 1996 was $120,000 which was included in selling, general and administrative expenses in fiscal year 1996.

The Company paid cash dividends per share of $.06 and $.05 in the years ended June 30, 1997 and 1996, respectively. The Company has no intention to pay cash dividends in the future.

FASB 123 requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options and warrants ("equity awards") under the fair value method of FASB 123. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996, respectively: risk-free interest rates of between 6.16% and 6.23%; expected volatility of 0.3%; expected option life equal to the vesting period, and an expected dividend yield of 0.0%.

For purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options vesting period. The expense in fiscal 1997 would have no impact on the Company's net income and net income per share of common stock.

9.  INCOME TAXES

The provision for income taxes consists of:

                                             1997           1996          1995
                                        --------------------------------------------
Current:
  Federal                               $    1,125,441     $1,595,679    $  827,256
  State                                        343,436        421,695       201,397
                                        --------------------------------------------
                                             1,468,877      2,017,374     1,028,653
Deferred:
  Federal                                      (72,485)      (229,015)      112,526
  State                                        (21,043)       (46,562)        2,818
                                        --------------------------------------------
                                               (93,528)      (275,577)      115,344
                                        --------------------------------------------
Total provision                             $1,375,349     $1,741,797    $1,143,997
                                        ============================================

                            PVC Container Corporation

9.  INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 1997 are as follows:

                                                               1997           1996
                                                         --------------------------------
Deferred tax liabilities:
   Fixed assets                                              $1,188,466      $1,031,143
                                                         --------------------------------
Total deferred tax liabilities                                1,188,466       1,031,143

Deferred tax assets:
   Bad debt reserves                                             97,077          97,077
   Inventory reserves                                           214,387         128,728
   Accrued liabilities and other                                635,053         469,861
                                                         --------------------------------
Total deferred tax assets                                       946,517         695,666
                                                         --------------------------------
Net deferred tax liabilities                                   $241,949        $335,477
                                                         ================================

A reconciliation of the income tax provision and the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

                                                                         1997      1996      1995
                                                                       ------------------------------

Federal tax at statutory rate                                              34%      34%       34%
Effect of:
 State income taxes, net of federal income tax benefit                      6        6         6
 Foreign operations                                                        (1)      (1)       (2)
 Other                                                                     (1)       1         3
                                                                       ------------------------------
Effective income tax rate                                                  38%      40%       41%
                                                                       ==============================

Income taxes paid amounted to $1,812,000, $1,462,000 and $871,000 in 1997, 1996
and 1995, respectively.

                            PVC Container Corporation

10.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURES

As more fully described in Note 1, the Company acquired certain assets from Air Products and Chemicals, Inc. on August 4, 1994. The purchase price was allocated to the assets based on their estimated market values as follows:

                                                               1995
                                                         -----------------
Inventory                                                $      620,173
Fixed assets                                                    950,000
Notes payable                                                  (500,000)
                                                         -----------------
Net cash paid                                            $    1,070,173
                                                         =================

Excluded from the consolidated statements of cash flows in 1997 and 1996 was the effect of certain noncash financing activities related to the $3.5 million loan from GE Capital obtained by the Company in April 1997 and the $5.5 million South Carolina EDA loan obtained by the Company in April 1996. Capital expenditures in connection with these agreements totaled approximately $4.5 million and $261,000 in 1997 and 1996, respectively.

                            PVC Container Corporation

                 Schedule II - Valuation and Qualifying Accounts





           COLUMN A               COLUMN B                 COLUMN C                COLUMN D       COLUMN E
------------------------------   -----------     ------------------------------  -----------    ------------
                                                          ADDITIONS
                                                 ------------------------------    AMOUNT
                                                                   CHARGED TO      WRITTEN
                                   BALANCE       CHARGED TO          OTHER           OFF         BALANCE
                                 BEGINNING OF     COSTS AND         ACCOUNTS       AGAINST        END OF
         DESCRIPTION                YEAR          EXPENSES         (DESCRIBED)     RESERVE         YEAR
------------------------------   -----------     ----------     ---------------  -----------    ------------
Valuation accounts
 deducted from assets to
 which they apply:

   June 30, 1997:
     Accounts receivable          $242,692         $141,000       $     -          $141,000       $242,692
     Inventory                      70,000          152,000             -                 -        222,000

   June 30, 1996:
     Accounts receivable           242,692                -             -                 -        242,692
     Inventory                      50,000           70,000             -            50,000         70,000

   June 30, 1995:
     Accounts receivable           242,692                -             -                 -        242,692
     Inventory                           -           50,000             -                 -         50,000