Form 10-Q
period 1997-09-30
PVC CONTAINER CORP
filed 1997-11-14
CIK 81288

                                                                          Part I
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         For the transition period from
                                       to

                         COMMISSION FILE NUMBER 0-30067


                            PVC CONTAINER CORPORATION
  ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          13-2616435
------------------------------------               -----------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)


              401 Industrial Way West, Eatontown, New Jersey 07724
   --------------------------------------------------------------------------
              (Address of principal executive offices and zip code)

        Registrant's telephone number, including area code (732) 542-0060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


       Class                             Outstanding at September 30, 1997
---------------------                 ----------------------------------------
Common $.01 par value                           7,004,705 shares

                                                                          Part I


                                    CONTENTS


                                                                                                  PAGE NO.
                                                                                                  --------
PART I.     FINANCIAL INFORMATION

            Consolidated Balance Sheets - September 30, 1997 and June 30, 1997                       3

            Consolidated Statements of Income - Three Months Ended
              September 30, 1997 and 1996                                                            4

            Consolidated Statements of Cash Flows - Three Months Ended
               September 30, 1997 and 1996                                                           5

            Notes to Consolidated Financial Statements                                               6

            Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                 8-9



PART II.    OTHER INFORMATION                                                                       10

                                                                          Part I
                            PVC Container Corporation

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                   SEPTEMBER            JUNE
                                                                    30, 1997           30, 1997
                                                                  -----------         -----------
ASSETS
Current assets:
   Cash and cash equivalents                                      $   241,927         $   222,490
   Accounts receivable, less allowance of $245,000
     at September 30, 1997 and $243,000 at June 30, 1997            9,381,006           9,272,018
   Inventories                                                      9,838,407           9,407,146
   Prepaid expenses, taxes and other current assets                   452,994             538,593
   Deferred income tax asset                                          946,517             946,517
                                                                  -----------         -----------
Total current assets                                               20,860,851          20,386,764

Unexpended proceeds from construction loan                          3,746,085           4,244,334
Properties and equipment at cost - net of accumulated
  depreciation                                                     23,300,531          21,410,268
                                                                  -----------         -----------
                                                                  $47,907,467         $46,041,366
                                                                  ===========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $ 6,720,819         $ 6,443,880
   Accrued expenses                                                 3,799,235           3,147,719
   Income taxes payable                                               625,161             418,460
   Current portion of long-term debt                                1,867,035           1,866,648
                                                                  -----------         -----------
Total current liabilities                                          13,012,250          11,876,707

Long-term debt                                                     16,595,334          16,337,169
Deferred income taxes                                               1,173,466           1,188,466
Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $1.00, authorized 1,000,000
    shares, none issued
   Common stock, par value $.01, authorized 10,000,000
    shares, 7,004,705 shares issued and outstanding as of
    September 30, 1997 and June 30, 1997                               70,047              70,047
   Capital in excess of par value                                   3,646,747           3,646,747
   Retained earnings                                               13,409,623          12,922,230
                                                                  -----------         -----------
Total stockholders' equity                                         17,126,417          16,639,024
                                                                  -----------         -----------
                                                                  $47,907,467         $46,041,366
                                                                  ===========         ===========


See accompanying notes.

                                                                          Part I
                            PVC Container Corporation

                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                           SEPTEMBER 30
                                                                                    1997                  1996
                                                                                ------------          ------------
Net sales                                                                       $ 15,313,084          $ 13,130,765

Cost and expenses:
 Cost of goods sold (exclusive of depreciation and
   amortization expense shown separately below)                                   12,018,251            10,654,455
 Selling, general and administrative expenses                                      1,473,604             1,187,214
 Depreciation and amortization                                                       798,362               649,328
 Equity in loss of jointly owned company                                                                    12,894
                                                                                ------------          ------------
                                                                                  14,290,217            12,503,891
                                                                                ------------          ------------
Income from operations                                                             1,022,867               626,874

Other income (expense):
 Interest expense                                                                   (213,334)             (193,287)
 Other income                                                                          9,560               106,141
                                                                                ------------          ------------
                                                                                    (203,774)              (87,146)
                                                                                ------------          ------------
Income before provision for income taxes                                             819,093               539,728

Provision for income taxes                                                          (331,700)             (221,288)
                                                                                ------------          ------------
Net income                                                                      $    487,393          $    318,440
                                                                                ============          ============

Earnings per share                                                              $        .07          $        .05
                                                                                ============          ============
Dividends per share                                                             $         --          $        .06
                                                                                ============          ============



See accompanying notes.

                                                                          Part I
                            PVC Container Corporation

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30
                                                                     1997                 1996
                                                                 -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $   487,393          $   318,440
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                   798,362              649,328
     Equity in loss of jointly owned company                                               12,894
     Gain on sale of building                                                             (90,950)
     Deferred income taxes                                           (15,000)             (41,121)
     Changes in assets and liabilities:
       Accounts receivable, net of allowances                       (108,988)           1,426,783
       Inventories                                                  (431,261)             (92,121)
       Prepaid expenses, taxes and other current assets               85,599              (46,870)
       Accounts payable and accrued expenses                         928,555           (1,078,471)
       Income taxes payable                                          206,701              (71,428)
                                                                 -----------          -----------
Net cash provided by operating activities                          1,951,361              986,484

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                              (2,190,476)          (1,174,160)
Proceeds from sale of plant and equipment                                               2,652,867
                                                                 -----------          -----------
Net cash (used in) provided by investing activities               (2,190,476)           1,478,707

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                         600,000            1,200,000
Payments on indebtedness                                            (341,448)          (3,232,976)
Dividend paid                                                                            (417,882)
                                                                 -----------          -----------
Net cash provided by (used in) financing activities                  258,552           (2,450,858)
                                                                 -----------          -----------

Net increase in cash and cash equivalents                             19,437               14,333
Cash and cash equivalents at beginning of period                     222,490            1,059,166
                                                                 -----------          -----------
Cash and cash equivalents at end of period                       $   241,927          $ 1,073,499
                                                                 ===========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                    $   226,885          $   204,581
                                                                 ===========          ===========

Income taxes paid                                                $   140,000          $   303,000
                                                                 ===========          ===========

See accompanying notes

                                                                          Part I
                            PVC Container Corporation

                   Notes to Consolidated Financial Statements


Note 1 In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of September 30, 1997, and the consolidated results of operations and cash flows for the three month periods ended September 30, 1997 and 1996.

           While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

           Earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. Common stock and common stock equivalents amounted to 7,004,705 and 6,964,705 for the three month periods ended September 30, 1997 and 1996, respectively.

Note 2 The accompanying financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries, Novatec Plastics Corporation, Airopak Corporation ("Airopak") and PVC Container International Sales Corporation, a foreign sales company incorporated in the U.S. Virgin Islands on March 1, 1993. All intercompany accounts have been eliminated.

Note 3 Excluded from the consolidated statements of cash flows for the three months ended September 30, 1997 and 1996 was the effect of certain noncash financing activities related to the $3.5 million loan from GE Capital obtained by the Company in April 1997 and the $5.5 million South Carolina EDA loan obtained by the Company in April 1996. Capital expenditures in connection with this agreement totaled approximately $498,000 and $1,019,000 for the three months ended September 30, 1997 and 1996, respectively.

Note 4     Inventories consist of:

                                        SEPTEMBER            JUNE
                                        30, 1997           30, 1997
                                       ----------         ----------
Raw materials                          $3,361,442         $3,227,543
Finished goods and supplies             5,636,528          5,546,262
                                       ----------         ----------

Total LIFO inventories                  8,997,970          8,773,805

Molds for resale in production            406,865            278,800
Supplies                                  433,572            354,541
                                       ----------         ----------
                                       $9,838,407         $9,407,146
                                       ==========         ==========

                                                                          Part I
                            PVC Container Corporation

                   Notes to Consolidated Financial Statements



Note 5 In February 1997, the Financial Accounting Standards Board issued FASB Statement No. 128 Earnings Per Share, effective for periods ending after December 15, 1997. The Company will adopt the Statement in its quarterly report for the quarter ended December 31, 1997.

                                                                          Part I
                            PVC CONTAINER CORPORATION

Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Net sales for the three month period ended September 30, 1997 were $15,313,000 as compared to $13,131,000 for the three month period ended September 30, 1996, representing approximately a 16.6% increase. The increase in revenue during the current three month period was due to a general improvement and demand for plastic bottles and compounds throughout the company's lines of business.

Net sales were approximately 10.7% lower in the first quarter of fiscal 1998 as compared to net sales in the fourth quarter of fiscal 1997 of $16,950,000. This reduction in revenue reflects the normal seasonal decline in bottle and PVC compound sales volume due in part to the customary decline in industry demand, resulting from many customer plant shutdowns during the summer months.

Cost of goods sold for the three months ended September 30, 1997 was $12,018,000 or 78.5% of net sales as compared to $10,654,000 or 81.1% of net sales for the three months ended September 30, 1996. The improvement in cost of goods sold relates primarily to increased manufacturing efficiencies and lower plastic resin prices. These factors resulted in higher operating margins compared to the three months ended September 30, 1996.

Selling, General and Administrative expenses (SG&A") increased by $286,000 in the first quarter of fiscal 1998 compared to the same period in the prior year. For the quarter ended September 30, 1997, SG&A expenses were $1,473,000 or 9.6% of net sales, as compared to $1,187,000 or 9.0% of net sales for the quarter ended September 30, 1996. SG&A expenses increased due to added marketing efforts to develop our entry into the PET market and some increase in staff necessary to support the Company's desire to grow its business.

Depreciation expense increased to a level of $798,000 for the three months ended September 30, 1997 as compared to $649,000 for the three month period ended September 30, 1996. This increase is attributed to a new plant expansion at our Walterboro, SC. and Paris, IL manufacturing facilities along with new capital equipment employed for the manufacture of PET bottles.

Income from Operations increased $396,000 during the three month period ended September 30, 1997 as compared to the same period a year ago. For the three month period ended September 30, 1997, Income from Operations was $1,023,000 or 6.7% of net sales, as compared to $627,000 or 4.8% of net sales for the three month period ended September 30, 1996. Higher operating income was primarily the result of improved operations margins and higher operating capacity utilization during the three month period

                                                                          Part I
                            PVC CONTAINER CORPORATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

ended September 30, 1997 as compared to the three month period ended September 30, 1996. Net income for the quarter ended September 30, 1997 increased 53% to $487,000 or $.07 per share as compared to $319,000 or $.05 per share for the quarter ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and working capital marginally decreased, however, remained adequate for the three month period ended September 30, 1997. Net working capital as at September 30, 1997 decreased $647,000 to $7,863,000 compared to $8,510,000 as of June 30, 1997. The current ratio of assets to liabilities decreased from 1.72 to 1.61 at September 30, 1997, primarily attributed to the increase in accounts payable and accrued expenses.

During the three month period ended September 30, 1997, the Company generated cash from operations of $1,951,000 and received proceeds from long term debt in the amount of $600,000. These funds were used to acquire $2,190,000 in capital assets and reduce long term debt by $341,000.

The Company's short term liquidity and short term capital resources are adequate for timely payment to trade and other creditors. The Company's sources of credit are sufficient to meet its working capital and capital needs in the foreseeable future. At September 30, 1997, the Company had unused sources of liquidity consisting of cash and cash equivalents of $242,000 and the availability of the unused credit under a revolving credit facility of $4,400,000.

                                                                         Part II

                            PVC Container Corporation

                                Other Information


Item 6 - Exhibits and Reports on Form 8-K:

           (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1997.

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PVC CONTAINER CORPORATION


                                       By /s/ Phillip Friedman
                                          -------------------------------------
                                          Phillip Friedman, President and
                                          Principal Financial Officer

Date:  November 10, 1997
                                                                             10