Form 10-Q
period 1997-12-31
PVC CONTAINER CORP
filed 1998-02-12
CIK 81288

                                                                          Part I

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1997


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


        Class                                   Outstanding at December 31, 1997
Common $.01 par value                                    7,004,705 shares

                                                                          Part I


                                    CONTENTS

                                                                                     PAGE NO.
                                                                                     --------
PART I.     FINANCIAL INFORMATION

            Consolidated Balance Sheets - December 31, 1997 and June 30, 1997           3

            Consolidated Statements of Income - Three Months Ended December 31,
               1997 and 1996 and Six Months Ended December 31, 1997 and 1996            4

            Consolidated Statements of Cash Flows - Six Months Ended
               December 31, 1997 and 1996                                               5

            Notes to Consolidated Financial Statements                                  6

            Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                   8-9


PART II.    OTHER INFORMATION                                                           10

                                                                          Part I

                            PVC Container Corporation

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                           DECEMBER            JUNE
                                                                           31, 1997          30, 1997
                                                                       ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                               $    165,177    $     222,490
   Accounts receivable, less allowance of $244,692                            8,177,372        9,272,018
   Inventories                                                               10,762,430        9,407,146
   Prepaid expenses, taxes and other current assets                             410,653          538,593
   Deferred tax asset                                                           946,517          946,517
                                                                       ------------------------------------
Total current assets                                                         20,462,149       20,386,764

Unexpended proceeds from construction loan                                    2,538,225        4,244,334
Properties and equipment at cost - net of accumulated depreciation
                                                                             23,930,781       21,410,268
                                                                       ------------------------------------
                                                                            $46,931,155      $46,041,366
                                                                       ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                       $   5,020,372     $  6,443,880
   Accrued expenses                                                           3,829,039        3,147,719
   Income taxes payable                                                         502,411          418,460
   Current portion of long-term debt                                          1,867,353        1,866,648
                                                                       ------------------------------------
Total current liabilities                                                    11,219,175       11,876,707

Long-term debt                                                               16,903,886       16,337,169
Deferred income taxes                                                         1,173,466        1,188,466

Stockholders' equity:
   Preferred stock, par value $1.00, authorized 1,000,000 shares, none issued
   Common stock, par value $.01, authorized 10,000,000 shares 7,004,705 shares issued and outstanding as of December 31, 1997
     and June 30, 1997                                                           70,047           70,047
   Capital in excess of par value                                             3,646,747        3,646,747
   Retained earnings                                                         13,917,834       12,922,230
                                                                       ------------------------------------
Total stockholders' equity                                                   17,634,628       16,639,024
                                                                       ------------------------------------
                                                                            $46,931,155      $46,041,366
                                                                       ====================================


See accompanying notes.                                                        3

                                                                          Part I

                            PVC Container Corporation

                        Consolidated Statements of Income
                                   (Unaudited)

                                                  THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                     DECEMBER 31                                  DECEMBER 31
                                               -----------------------------------------------------------------------------
                                                      1997              1996                1997               1996
                                               -----------------------------------------------------------------------------

Net sales                                          $14,711,015        $12,753,407        $30,024,099         $25,884,172

Cost and expenses:
   Cost of goods sold (exclusive of
     depreciation and amortization
     expense shown separately below)                11,152,733          9,925,044         23,170,984          20,579,499
   Selling, general and administrative expenses
                                                     1,593,961          1,304,479          3,067,307           2,491,693
   Depreciation and amortization                       882,522            752,121          1,681,142           1,401,449
   Equity in loss of jointly owned
     company                                                               12,908                                 25,802
                                               -----------------------------------------------------------------------------
                                                    13,629,216         11,994,552         27,919,433          24,498,443
                                               -----------------------------------------------------------------------------
Income from operations                               1,081,799            758,855          2,104,666           1,385,729

Other income (expense):
   Interest expense                                   (243,579)          (235,099)          (456,913)           (428,386)
   Other income                                         16,490             47,481             26,051             153,622
                                               -----------------------------------------------------------------------------
                                                      (227,089)          (187,618)          (430,862)           (274,764)
                                               -----------------------------------------------------------------------------
Income before provision for income
   taxes                                               854,710            571,237          1,673,804           1,110,965

Provision for income taxes                            (346,500)          (223,290)          (678,200)           (444,578)
                                               -----------------------------------------------------------------------------
Net income                                         $   508,210        $   347,947        $   995,604         $   666,387
                                               =============================================================================

Earnings per share (basic and diluted)                   $.07              $.05                $.14                $.10
                                               =============================================================================
Dividends per share                                     $   -             $   -               $   -                $.06
                                               =============================================================================

See accompanying notes.                                                       4

                                                                          Part I

                            PVC Container Corporation

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       SIX MONTHS ENDED DECEMBER 31
                                                                         1997                  1996
                                                                    -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $   995,604             $   666,387
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                    1,681,142               1,401,449
     Equity in loss of jointly owned company                             25,802
     Gain on sale of building                                           (90,950)
     Deferred income taxes                                              (15,000)                (82,242)
     Changes in assets and liabilities:
       Accounts receivable - net of allowances                        1,094,646               2,304,897
       Inventories                                                   (1,355,284)               (557,913)
       Prepaid expenses, taxes and other current assets                 127,940                  21,474
       Accounts payable and accrued expenses                           (742,188)             (1,541,757)
       Income taxes payable                                              83,951                (440,134)
                                                                    -----------------------------------
Net cash provided by operating activities                             1,870,811               1,707,013

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                 (2,495,546)             (2,688,763)
Proceeds from sale of plant and equipment                                                     2,682,867
                                                                    -----------------------------------
Net cash used in investing activities                                (2,495,546)                 (5,896)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt                                             (932,578)             (3,846,515)
Proceeds from long-term debt                                          1,500,000               2,100,000
Dividend paid                                                                                  (417,882)
                                                                    -----------------------------------
Net cash used in financing activities                                   567,422              (2,164,397)
                                                                    -----------------------------------

Net decrease in cash and cash equivalents                               (57,313)               (463,280)
Cash and cash equivalents at beginning of period                        222,490               1,059,166
                                                                    -----------------------------------
Cash and cash equivalents at end of period                          $   165,177             $   595,886
                                                                    ===================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                       $   456,374             $   428,386
                                                                    ===================================

Income taxes paid                                                   $   608,750             $ 1,049,000
                                                                    ===================================

See accompanying notes.                                                       5

                                                                          Part I

                            PVC Container Corporation

                   Notes to Consolidated Financial Statements


Note 1 In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1997, and the results of operations and cash flows for the six month periods ended December 31, 1997 and 1996.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

         Diluted earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. Common stock and common stock equivalents amounted to 7,013,413 and 6,982,927 in the second quarter of 1997 and 1996, respectively, and 7,004,705 and 6,973,816 for the six month periods ended December 31, 1997 and 1996.

Note 2 The accompanying financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries, Novatec Plastics Corporation, Airopak Corporation ("Airopak") and PVC Container International Sales Corporation, a foreign sales company incorporated in the U.S. Virgin Islands on March 1, 1993. All intercompany accounts have been eliminated.

Note 3 Excluded from the consolidated statements of cash flows for the six months ended December 31, 1997 is the effect of certain noncash financing activities related to the $3.5 million loan from GE Capital obtained by the Company in April 1997 and the $5.5 million South Carolina EDA loan obtained

                                                                          Part I

                            PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)



           by the Company in April 1996. Capital expenditures in connection with these agreements totaled approximately $1,706,000 and $1,994,000 for the six months ended December 31, 1997 and 1996, respectively.

Note 4     Inventories consist of:

                                                      DECEMBER          JUNE
                                                      31, 1997         30, 1997
                                                 --------------------------------

Raw materials                                       $  3,660,727      $3,227,543
Finished goods and supplies                            6,132,668       5,546,262
                                                 --------------------------------
Total LIFO inventories                                 9,793,395       8,773,805

Molds for resale in production                           602,549         278,800
Supplies                                                 366,486         354,541
                                                 --------------------------------
                                                     $10,762,430      $9,407,146
                                                 ================================

                                                                          Part I
                            PVC CONTAINER CORPORATION

Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Net sales for the three month period ended December 31, 1997 increased by 15.3% to $14,711,000 as compared to $12,753,000 for the three month period ended December 31, 1996. For the six months ended December 31, 1997, sales increased by 16.0% to $30,024,000 compared to $25,884,000 for the six month period ended December 31, 1996. Growth in the company's PET product lines as well as a general improvement in the demand for plastic bottles and compounds resulted in the higher revenues for the current period.

Cost of goods sold for the three months ended December 31, 1997 was $11,153,000 or 75.8% of net sales as compared to $9,925,000 or 77.8% of net sales for the three months ended December 31, 1996. For the six months ended December 31, 1997 cost of goods sold was $23,171,000 or 77.2% of net sales as compared to $20,579,000 or 79.5% for the six months ended December 31, 1996. Increased manufacturing efficiencies and lower plastic resin prices resulted in higher operating margins.

Selling, General and Administrative expenses (SG&A") increased by $289,000 for the three month period and by $576,000 for the six month period ended December 31, 1997 compared to the same period a year ago. For the quarter ended December 31, 1997, SG&A expenses were $1,594,000 or 10.8% of net sales, as compared to $1,304,000 or 10.2% of net sales for the quarter ended December 31, 1996. For the six months ended December 31, 1997, SG&A expenses were $3,067,000 or 10.2% of net sales as compared to $2,492,000 or 9.6% of net sales for the six month period ended December 31, 1996. SG&A expenses have increased to support the additional marketing expenses to further develop the Company's entry into the PET market as well as an increase in staffing in fiscal 1998 to support the Company's business growth.

Depreciation expense increased to a level of $883,000 for the three months ended December 31, 1997 as compared to $752,000 for the three months ended December 31, 1996. For the six month period ended December 31, 1997, depreciation expenses was $1,681,000 as compared to $1,401,000 for the six month period ended December 31, 1996. This increase is attributed to additional capital employed at the Company's newly constructed Walterboro, South Carolina plastic bottle manufacturing facility, expansion at our Paris, Illinois facility and the purchase of new equipment to manufacture PET plastic bottles.

Income from Operations increased $323,000 during the three month period ended December 31, 1997 as compared to the same period a year ago. For the three month period ended December 31, 1997, Income from Operations was $1,082,000 or 7.4% of net sales, as compared to $759,000 or 6.0% of net sales for the three months ended December 31, 1996. Income from Operations for the six month period ended December 31, 1997 increased by 51.9% to $2,105,000 or 7.0% of net sales as compared to $1,386,000 or 5.4% of net sales for the six month period ended December 31, 1996.

Higher operating income was primarily the result of improved operating margins and higher capacity utilization during the six month period ended December 31, 1997 as compared to the six month period ended December 31, 1996.

Net income for the quarter ended December 31, 1997 increased 46.0% to $508,000 or $.07 on a diluted earnings per share basis as compared to $348,000 or $.05 on a diluted earnings per share basis for the same period a year ago. For the six months ended December 31, 1997, net income increased 49.5% to $996,000 or $.14 on a diluted earnings per share basis as compared to $666,000 or $.10 on a diluted earnings per share basis for the six month period ended December 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position and working capital improved during the six month period ended December 31, 1997. Net working capital as at December 31, 1997 was $9,243,000 compared to $8,510,000 as of June 30, 1997. The current ratio of assets to liabilities increased from 1.72 to 1.82 as at December 31, 1997, primarily attributed to the reduction in accounts payable.

During the three month period ended December 31, 1997, the Company generated cash from operations of $1,871,000 and received proceeds from long term debt in the amount of $1,500,000. These funds were used to acquire $2,496,000 in capital assets and reduce long term debt by $933,000.

The Company's short term liquidity and short term capital resources are adequate for timely payment to trade and other creditors. The Company's sources of credit are sufficient to meet its working capital and capital needs in the foreseeable future. At December 31, 1997, the Company had unused sources of liquidity consisting of cash and cash equivalents of $165,000 and the availability of the unused credit under a revolving credit facility of $3,500,000.

                                                                         Part II

                            PVC Container Corporation

                                Other Information



Item 6 - Exhibits and Reports on Form 8-K:

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended December 31, 1997.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            PVC CONTAINER CORPORATION



                                            By  /s/ Phillip Friedman
                                                -------------------------------
                                                Phillip Friedman, President and
                                                Principal Financial Officer

Date: