Form 10-Q
period 1998-03-31
PVC CONTAINER CORP
filed 1998-05-14
CIK 81288

                                                                          Part I

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

            |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended    March 31, 1998
                                                 --------------------

            |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from ______________________
                     to ______________________

                         Commission File Number 0-30067
                                                -------

                            PVC Container Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       13-2616435
-------------------------------                       -------------------
 (State or other jurisdiction                          (I.R.S. Employer
     of incorporation or                                Identification
        organization)                                        No.)

              401 Industrial Way West, Eatontown, New Jersey 07724
            --------------------------------------------------------
              (Address of principal executive offices and zip code)

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

                                                     Yes |X|      No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

         Class                              Outstanding at March 31, 1998
 ---------------------                      -----------------------------
 Common $.01 par value                             7,004,705 shares

                                                                          Part I

                                    Contents

                                                                           Page
                                                                            No.
                                                                          ------

Part I.  Financial Information

         Consolidated  Balance  Sheets-March 31, 1998 and June 30,
         1997                                                                3

         Consolidated Statements of Income-Three Months Ended
           March 31, 1998 and 1997 and Nine Months Ended March
           31, 1998 and 1997                                                 4

         Consolidated Statements of Cash Flows-Nine Months Ended
           March 31, 1998 and 1997                                           5

         Notes to Consolidated Financial Statements                          6

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            9-11

Part II. Other Information                                                  12

                                                                          Part I

                            PVC Container Corporation

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                          March         June
                                                         31, 1998     30, 1997
                                                      --------------------------
Assets
Current assets:
  Cash and cash equivalents                           $   297,921    $   222,490
  Accounts receivable, less allowance of
      $394,433 at March 31, 1998 and
      $244,692 at June 30, 1997                        13,014,302      9,272,018
  Inventories                                          11,981,635      9,407,146
  Prepaid expenses, taxes and other current
    assets                                                546,503        538,593
  Deferred tax asset                                      946,517        946,517
                                                      --------------------------
Total current assets                                   26,786,878     20,386,764

Unexpended proceeds from construction loan                762,202      4,244,334
Properties and equipment at cost-net of
  accumulated depreciation                             34,446,133     21,410,268
                                                      --------------------------
                                                      $61,995,213    $46,041,366
                                                      ==========================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                    $ 9,479,296    $ 6,443,880
  Accrued expenses                                      4,411,644      3,147,719
  Income taxes payable                                    860,429        418,460
  Current portion of long-term debt                     1,627,730      1,866,648
                                                      --------------------------
Total current liabilities                              16,379,099     11,876,707

Long-term debt                                         25,958,763     16,337,169
Deferred income taxes                                   1,150,466      1,188,466

Stockholders' equity:
  Preferred stock, par value $1.00,
    authorized 1,000,000 shares, none issued
  Common stock, par value $.01, authorized
   10,000,000 shares 7,004,705 shares
   issued and outstanding as of March 31,
   1998 and June 30, 1997                                  70,047         70,047
  Capital in excess of par value                        3,646,747      3,646,747
  Retained earnings                                    14,790,091     12,922,230
                                                      --------------------------
Total stockholders' equity                             18,506,885     16,639,024
                                                      --------------------------
                                                      $61,995,213    $46,041,366
                                                      ==========================

See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                        Consolidated Statements of Income
                                   (Unaudited)

                                  Three months ended               Nine months ended
                                       March 31                        March 31
                              ------------------------------------------------------------
                                   1998            1997           1998            1997
                              ------------------------------------------------------------
Net sales                     $ 17,592,611    $ 15,558,608    $ 47,616,710    $ 41,442,780

Cost and expenses:
  Cost of goods sold
   (exclusive of
   depreciation and
   amortization expense
   shown separately below)      13,257,057      12,138,508      36,428,041      32,718,007
  Selling, general and
   administrative expenses       1,652,655       1,332,976       4,719,962       3,824,669
  Depreciation and
   amortization                    964,833         764,326       2,645,975       2,165,775
  Equity in loss of jointly
   owned company                                    19,343                          45,145
                              ------------------------------------------------------------
                                15,874,545      14,255,153      43,793,978      38,753,596
                              ------------------------------------------------------------
Income from operations           1,718,066       1,303,455       3,822,732       2,689,184

Other income (expense):
  Interest expense                (297,289)       (200,783)       (754,202)       (629,169)
  Other income                      44,436          90,166          70,486         242,748
                              ------------------------------------------------------------
                                  (252,853)       (110,617)       (683,716)       (386,421)
                              ------------------------------------------------------------
Income before provision for
  income taxes                   1,465,213       1,192,838       3,139,016       2,302,763

Provision for income taxes        (593,055)       (401,933)     (1,271,255)       (846,511)
                              ------------------------------------------------------------
Net income                    $    872,158    $    790,905    $  1,867,761    $  1,456,252
                              ============================================================
Earnings per share (basic
 and diluted)                 $        .13    $        .11    $        .27    $        .21
                              ============================================================
Cash dividends per share                                                      $        .06
                                                                              ============

See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         Nine months ended
                                                              March 31
                                                        1998            1997
                                                   -----------------------------
Cash flows from operating activities
Net income                                         $  1,867,761    $  1,456,252
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                      2,645,975       2,165,775
   Equity in loss of jointly owned company                               45,145
   Gain on sale of building                                             (90,950)
   Deferred income taxes                                (38,000)       (123,363)
   Changes in assets and liabilities:
     Accounts receivable-net of allowances           (1,472,649)        104,981
     Inventories                                     (1,467,762)       (698,264)
     Prepaid expenses and other current assets           13,035        (149,257)
     Accounts payable and accrued expenses            2,087,380         448,648
     Income taxes payable                               441,969        (280,097)
                                                   -----------------------------
Net cash provided by operating activities             4,077,709       2,878,870

Cash flows from investing activities
Capital expenditures                                 (3,175,375)     (2,998,995)
Proceeds from sale of plant and equipment                             2,682,867
Acquisition of business                             (10,209,579)
                                                   -----------------------------
Net cash used in investing activities               (13,384,954)       (316,128)

Cash flows from financing activities
Payments of long-term debt                           (3,077,044)     (4,692,694)
Proceeds from long-term debt                         12,459,720       2,700,000
Dividends paid                                                         (417,882)
                                                   -----------------------------
Net cash used in financing activities                 9,382,676      (2,410,576)
                                                   -----------------------------
Net increase in cash and cash equivalents                75,431         152,166
Cash and cash equivalents at beginning of period        222,490       1,059,166
                                                   -----------------------------
Cash and cash equivalents at end of period         $    297,921    $  1,211,332
                                                   =============================
Supplemental disclosure of cash flow information
Interest paid                                      $    756,600    $    638,500
                                                   =============================
Income taxes paid                                  $    867,000    $    807,000
                                                   =============================

See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                   Notes to Consolidated Financial Statements

Note 1 In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1998, and the results of operations and cash flows for the nine month periods ended March 31, 1998 and 1997.

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

            Diluted earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. Common stock and common stock equivalents amounted to 7,078,565 and 7,004,705 in the third quarter of 1998 and 1997, respectively, and 7,018,535 and 6,984,112 for the nine month periods ended March 31, 1998 and 1997, respectively.

Note 2 The accompanying financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries, Novatec Plastics Corporation, Novapak Corporation, Airopak Corporation ("Airopak") and PVC Container International Sales Corporation, a foreign sales company incorporated in the U.S. Virgin Islands on March 1, 1993. All intercompany accounts have been eliminated.

Note 3 Excluded from the consolidated statements of cash flows for the nine months ended March 31, 1998 is the effect of certain noncash financing activities related to the $3.5 million loan from GE Capital obtained by the Company in April 1997 and the $5.5 million South Carolina EDA loan obtained by the

                                                                          Part I

                            PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)

            Company in April 1996. Capital expenditures in connection with these agreements totaled approximately $3,482,000 and $2,932,000 for the nine months ended March 31, 1998 and 1997, respectively.

            The purchase price for the business acquired (Note 5) in March 1998 is preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair market values as follows:

            Fair value of assets acquired:

              Accounts receivable, net                    $  2,269,635
              Inventory, net                                 1,106,727
              Prepaid expenses and other current assets         20,945
              Property, plant and equipment                  9,024,233

            Less liabilities assumed:
              Accounts payable and accrued expenses         (2,211,961)
                                                          ------------
            Net cash paid                                 $ 10,209,579
                                                          ============

Note 4      Inventories consist of:

                                                  March          June
                                                31, 1998       30, 1997
                                             ----------------------------

            Raw materials                    $  3,983,803    $  3,227,543
            Finished goods and supplies         6,785,707       5,546,262
                                             ----------------------------
            Total LIFO inventories             10,769,510       8,773,805

            Molds for resale in production        882,076         278,800
            Supplies                              330,049         354,541
                                             ----------------------------
                                             $ 11,981,635    $  9,407,146
                                             ============================

Note 5 On March 30, 1998 the Company acquired from McKechnie Investments, Inc., its wholly-owned subsidiary known as Charter Supply Co., Inc. for approximately $10.2 million. The consolidated balance sheet as of March 31, 1998 includes the assets acquired and liabilities assumed from Charter Supply Co., Inc.

                                                                          Part I

                            PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)

Note 6 On May 5, 1998, the Company announced that it will move its Eatontown, New Jersey blow molding operations to a new $8.4 million facility which is currently under construction in Hazleton, Pennsylvania. The Company expects to obtain approximately $8.4 million of financing through the issuance of Industrial Development Bonds and other state and local government instruments. Management expects that the new facility will be fully operational by October 1, 1998.

                                                                          Part 1
                            PVC CONTAINER CORPORATION

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

RESULTS OF OPERATIONS

Net sales for the three month period ended March 31, 1998 increased by 13.1% to $17,593,000 compared to $15,559,000 for the three month period ended March 31, 1997. For the nine month period ended March 31, 1998, sales increased by 14.9% to $47,617,000 compared to $41,443,000 for the nine month period ended March 31, 1997. Growth in the Company's PET product lines as well as a general improvement in the demand for plastic bottles and compounds resulted in the higher revenues for the current period.

Cost of goods sold for the three months ended March 31, 1998 was $13,257,000 or 75.3% of net sales as compared to $12,139,000 or 78.0% of net sales for the three months ended March 31, 1997. For the nine months ended March 31, 1998 cost of goods sold was $36,428,000 or 76.5% of net sales as compared to $32,718,000 or 78.9% of net sales for the nine months ended March 31, 1997. Increased manufacturing efficiencies and lower plastic resin prices resulted in higher operating margins.

Selling, General and Administrative expenses (SG&A") increased by $320,000 for the three month period ended March 31, 1998 and by $895,000 for the nine month period ended March 31, 1998 compared to the same period a year ago. For the quarter ended March 31, 1998, SG&A expenses were $1,653,000 or 9.4% of net sales, as compared to $1,333,000 or 8.6% of net sales for the quarter ended March 31, 1997. For the nine months ended March 31, 1998, SG&A expenses were $4,720,000 or 9.9% of net sales as compared to $3,825,000 or 9.2% of net sales for the nine month period ended March 31, 1997. SG&A expenses have increased to support the additional marketing expenses to further develop the Company's entry into the PET market as well as an increase in staffing to support the Company's business growth.

Depreciation expense increased to $965,000 for the three months ended March 31, 1998 as compared to $764,000 for the three months ended March 31, 1997. For the nine month period ended March 31, 1998, depredation expense was $2,646,000 as compared to $2,166,000 for the nine month period ended March 31, 1997. This increase is attributed to additional capital employed at the Company's newly constructed Walterboro, South Carolina plastic bottle manufacturing facility, expansion at our Paris, Illinois facility, and purchase of new PET manufacturing equipment

Income from Operations increased $415,000 during the three month period ended March 31, 1998 as compared to the same period a year ago. For the three months ended March 31, 1998, income from operations was $1,718,000 or 9.8% of net sales as compared to $1,303,000 or 84% of net sales for the three months ended March 31, 1997. Income from Operations for the nine month period ended March 31, 1998 increased by 42.2% to $3,823,000 or 8.0% of net sales as compared to $2,689,000 or 6.5% of net sales for the nine month period ended March 31, 1997.

                                                                          Part I

                            PVC CONTAINER CORPORATION

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

Higher operating income was primarily the result of improved operating margins and higher plant utilizations during the nine month period ended March 31, 1998 as compared to the nine month period ended March 31, 1997.

Interest expense increased $96,000 for the quarter ended March 31, 1998 and by $125,000 for the nine month period ended March 31, 1998 compared to the same period a year ago. For the quarter ended March 31,1998 interest expense was $297,000 as compared to $201,000 for the quarter ended March 31, 1997. For the nine months ended March 31, 1998, interest expense was $754,000 as compared to $629,000 for the nine month period ended March 31, 1997. This increase is the result of additional debt associated with the investments made in our new Walterboro, S.C. manufacturing facility, expansion at our Paris, Illinois manufacturing facility and new PET production equipment

Net income for the quarter ended March 31, 1998 increased 10.2% to $872,000 or $.13 on a diluted earnings per share basis as compared to $791,000 or $.11 on a diluted earnings per share basis for the same period a year ago. For the nine months ended March 31, 1998, net income increased to $1,868,000 or $.27 on a diluted earnings per share basis as compared to $1,456,000 or $.21 on a diluted earnings per share basis for the nine month period ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and working capital remained adequate for the nine month period ended March 31, 1998. Net working capital as at March 31, 1998 increased $1,898,000 to $10,408,000 compared to $8,510,000 as at June 30, 1997. The current ratio of assets to liabilities decreased from 1.72 to 1.64 as at March 31, 1998, primarily attributed to increase in accounts payable and accrued expenses. A portion of this dilution is associated with the acquisition by the Company on March 30,1998 of the assets and assumption of certain liabilities of Charter Supply Co., Inc. (a wholly-owned subsidiary of McKechnie Investments, Inc.). Additionally the Company pre-purchased approximately $575,000 of resins which is currently reflected in accounts payable as a hedge against resin price increases. This material will be consumed in production during our next fiscal quarter.

During the nine month period ended March 31, 1998, the Company generated cash from operations of $4,078,000 and received proceeds from long-term debt in the amount of $12,460,000. Cash horn operations and the aforementioned proceeds were used to acquire $3,175,000 in capital assets, reduce long-term debt by $3,077,00 and acquire the new business for $10,210,000, of which $10,000,000 was financed with long-term debt, with the balance of the funds coming from cash flow.

The Company's short term liquidity and short term capital resources are adequate for timely payment of trade and other creditors. The Company's sources of credit are sufficient to meet working capital and capital needs in the foreseeable future. At March 31, 1998, the Company had unused sources of liquidity consisting of cash and cash equivalents of $298,000, unexpended proceeds from EDA construction loans of $762,000, and the availability of unused credit under a revolving credit facility of $2,600,000.

                                                                          Part I

                            PVC CONTAINER CORPORATION

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

In connection with the recently announced move of the Eatontown, NJ bottle manufacturing facility to Hazleton, PA, the Company expects to obtain approximately $8.4 million of financing through the issuance of Industrial Development Bonds and other state and local government instruments.

                                                                         Part II

                            PVC Container Corporation

                                Other Information

Item 6 - Exhibits and Reports on Form 8-K:

      (b) Reports on Form 8-K - A report on Form 8-K was filed with the Securities and Exchange Commission on April 14, 1998, reporting on the acquisition by the Registrant, effective March 30, 1998, of all of the assets and the assumption of certain liabilities of Charter Supply Co., Inc. (a wholly-owned subsidiary of McKechnie Investments, Inc.) and to which report on Form 8-K was annexed as an exhibit the Asset Purchase Agreement between the Registrant and McKechnie Investments, Inc. and Charter Supply Co., Inc.

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


Date:  May 14, 1998