Form 10-K
period 1998-06-30
PVC CONTAINER CORP
filed 1998-09-28
CIK 81288

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________.

                         COMMISSION FILE NUMBER 0-30067

                           PVC CONTAINER CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Delaware                                    13-2616435
(STATE OF OTHER JURISDICTION OF                    IRS IDENTIFICATION
INCORPORATION OR ORGANIZATION)                           NUMBER


401 Industrial Way West, Eatontown, New Jersey            07724
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)



        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (732) 542-0060


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                     Name of exchange on which registered

      None                                            None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 par value
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days. Yes   /x/   No   / /


The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked prices of such stock as of September 11, 1998, was approximately $10,766,712.

The number of shares outstanding of the registrant's only class of common stock, as of the latest practicable date, is as follows:


           Class                     Outstanding as of September 11, 1998
           -----                     ------------------------------------
Common Stock, $.01 par value                      7,004,705


                       EXHIBIT INDEX is located at Page 21

                                     PART I


Item 1.           Description of Business.

                  General. PVC Container Corporation (the "Company") was incorporated in Delaware on June 14, 1968. The Company's major business activity consists of the manufacture and sale of a line of plastic bottles made from polyvinyl chloride ("PVC") compounds, high-density polyethylene ("HDPE") polyethylene terephthalate ("PET") resins. The Company sells these bottles through Novapak which is a wholly-owned subsidiary of the Company. Some of the HDPE bottles are fluorinated to improve the chemical resistance and barrier properties of the containers manufactured by the Company's wholly-owned subsidiary known as Airopak Corporation. These bottles ("plastic bottles") are used primarily for the packaging of cosmetics, toiletries, foods, household chemicals lawn and garden and industrial chemical products.

                  PVC compounds are used by the Company or sold to other plastic bottle manufacturers for the production of plastic bottles which compete with those produced by the Company. These PVC compounds are produced and sold through the Company's wholly-owned subsidiary, Novatec Plastics Corporation, Inc. ("Novatec"). During the last several years, the Company has made some progress in its efforts to diversify its PVC compound business. For example, the Company has developed and begun to sell several categories of specialty PVC compounds for non-bottle applications ("specialty compounds") including extruded profiles and accessories, furniture, molding and other indoor fixtures, and a variety of injection molded electrical and electronic housings (the "Company's targeted markets'").

                  On March 30, 1998 the Company acquired the plastic bottle blow molding business of McKechnie Investments, Inc. which operates out of a 100,000 square foot facility located in Philmont, New York and is operated by Novapak. The annual revenues of the business are approximately $17,000,000. The business serves primarily the toiletries and cosmetics, specialty and household chemical markets and is being operated as part of the Company's wholly-owned subsidiary, Novapak Corporation.

                  On September 3, 1998 the Company acquired all of the issued and outstanding stock of Marpac Industries,Inc. which was founded in 1967 and has annual sales of approximately $10,000,000. Marpac Industries, Inc. produces custom blow molded products including plastic bottles, containers, cartridges, double-wall cases, flexible spouts and various dispensers. Marpac Industries,Inc. is known in the market for its technical capabilities which allow it to manufacture uniquely configurated products within specific tolerances. Its business is operated out of two facilities located in Kingston, New York and Ardmore, Oklahoma.

                  The Company operates its business in one industry segment. Accordingly, no information is being furnished herein or in the accompanying financial statements relating to industry segments of the Company. The Company has not identified in its annual reports to shareholders revenue and income relating to lines of business because the Company believes it has been engaged since its inception in one dominant line of business consisting of the manufacture and sale of plastic containers and compounds used in the manufacture of such containers.

                  Sales. The Company's plastic bottles are sold primarily to manufacturers of toiletries and cosmetics, food, household chemicals, lawn and garden and industrial chemical products, private label manufacturers of similar products, and bottle distributors who sell to such manufacturers. PVC compounds are sold to the Company and to other manufacturers of plastic bottles, and a small but increasing amount of specialty compounds are sold to a diverse range of manufacturers of other products. A limited amount of the Company's total sales is made through commission sales representatives. During the fiscal year ended June 30, 1998, no one customer accounted for 10% or more of the Company's net sales.

                  Sales of the Company's plastic bottles and PVC bottle compounds have accounted for most of the Company's net income; sales of specialty compounds to non-bottle customers have accounted for the remainder of the Company's net income. Plastic bottles are offered in food grade and non-food grade materials, fluorinated or non-fluorinated, in clear and opaque colors and in a range of sizes from one to two hundred and twenty five ounces. The Company produces plastic bottles utilizing its own molds, in proprietary designs ("stock bottles") which are of its own design and also produces on a contractual basis plastic bottles in molds owned by the customer, utilizing their designs and specifications ("custom bottles").

                  The sale of plastic bottles is generally a "regional" business. The majority of the Company's customers are within a 300 mile radius of the Company's respective plastic bottle manufacturing plants. Freight costs prohibit shipping plastic bottles long distances due to their bulky nature, except for specialty bottles of a unique design or fluorinated containers that are not available from local manufacturers. In contrast, the Company's PVC compounds which are sold in the form of plastic pellets and are denser than plastic bottles can be shipped throughout the continental United States and Canada, and tend to be less regional and more of a "national" business.

                  The Company's business is usually characterized by low customer demand during the months of July and August and the last half of December due to shutdowns of buyers' plants during those periods. Some of the markets the Company sells to are seasonal, such as lawn, garden and agricultural chemicals which Airopak is dependant upon. These markets are characterized by high demand in the periods of December and June and low demand from July through November of each year.

                  Manufacturing Operations. The Company uses extrusion blow molding equipment to manufacture its PVC plastic bottles. The same equipment is also used to manufacture fluorinated and non-fluorinated plastic bottles from HDPE and can also be used with some modifications, to process bottles from other blow molding polymers, including polypropylene, glycol-modified polyethylene terephthalate ("PETG") and some new extrusion grade polyethylene terephathalate resins ("EPET") which are presently semi-commercial. The Company also manufactures and sells plastic bottles made from injection stretch blow molding grades of PET as well as PET preforms which can be converted into various sizes of plastic bottles and which can be economically shipped in their pre-form state prior to such conversion.

                  The Company operates facilities in Eatontown, New Jersey, Paris, Illinois. Manchester, Pennsylvania, Walterboro, South Carolina, Philmont, New York, Kingston, New York and Ardmore, Oklahoma for the manufacturing of plastic bottles. During September, 1998 the Company relocated its existing plastic bottle business from a facility in Eatontown, New Jersey owned by the Company to a newly constructed facility in Hazleton, Pennsylvania; this relocation is not expected to have any significant impact on the Company's customer base. See Properties. This new facility provides the Company with additional space needed to support manufacturing on a more economical and efficient basis. The Company is in the process of selling its plastic bottling facility located in Eatontown. In April 1993, the Company commenced operations in a new facility, located in Paris, Illinois which was added to support growth of the Company's midwest bottle business. On August 4, 1994, the Company acquired from Air Products and Chemicals Inc., through its recently incorporated wholly-owned subsidiary known as Airopak Corporation the assets of a specialty container business. The business is conducted from leased facilities located in Manchester, Pennsylvania, and relates to the manufacture and sale of AIROPAK(R) fluorinated HDPE containers. The assets of the business consist of equipment, machinery and inventory used in connection with the manufacturing of such containers. A description of the Company's plastic bottle facilities is set forth below in item 2 entitled "Properties".

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

                  Raw Materials. Since the Company completed and opened its PVC compounding facility in 1982, the Company has manufactured for its own use most of the PVC compounds used by it in the manufacture of plastic bottles. The major ingredients used to manufacture such PVC compounds are PVC resins (approximately 85%) and MBS (methacrylate-butadiene-styrene) impact modifiers (approximately 12%). The balance of such ingredients includes heat stabilizers, lubricants, processing aids, and toners (pigments), which materials are readily available from various suppliers. The other raw materials used to manufacture plastic bottles are primarily HDPE and PET. The Company believes it is not dependant upon any single supplier for these major raw materials. The Company relies on multi-year supply contracts for the purchase of these raw materials, and believes that it will be able to purchase sufficient quantities in the foreseeable future.

                  A shortage of petroleum, should it develop, would have an effect on the availability and the cost of the raw materials used by the Company in connection with its business. The availability and price of resins has a direct effect on the business of the Company. Although sufficient PVC resin, HDPE and PET are currently available for the Company's operations, no assurance can be given that adequate supply of plastic resins will be available to the Company in the future. However, the cost of resin can vary and may have a material impact on the business of the Company. The Company has in the past been able to recover the cost of the resin price increase by increasing the sales price of its plastic bottles and any inability to do so in the future could have an adverse impact on the Company's financial results. Prices for PVC resins as well as HDPE and PET are mostly dependant upon the supply/demand of specific plastic resins as well as their monomer and their feedstocks. See "Competition & Marketing" below.

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

                  Backlog. Generally the Company's backlog of unfilled order ranges from approximately four to six weeks.

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

                  The market for PVC bottles and PVC bottle compounds has declined somewhat during the past several years due to industry concern over the ability to cope with solid waste issues. (See item entitled "Environmental Issues.") Industry demand for PVC bottles and compounds is, however, currently stable. The demand for PVC specialty compounds for use in the Company's targeted markets is experiencing modest growth which is higher than that of PVC bottle compounds. Competition in the area of PVC bottle compounds will remain intense during the foreseeable future because of excess PVC bottle compound manufacturing capacity and because PVC bottle compound buyers are increasingly concerned about price and less concerned about quality and service. In this respect, PVC bottle compound resembles a commodity business. This trend may inhibit the Company from further expanding its share of the PVC bottle compound market.

                  In response to these pressures in the PVC bottle compound market, the Company is continuing in its effort to develop specialty compounds for a diverse range of targeted markets. The Company believes that these specialty compound markets will be less sensitive to wide swings in the cost of PVC resin and may be more influenced by the performance, quality, and service which is characteristic of a specialty type business. In particular, the Company is marketing injection molding PVC compound for use in the communications, electronics and appliance markets and extrusion compounds for use in, indoor molding and other specialty "profile" markets.

                  The Company believes its technical, marketing and manufacturing capability in the plastic bottle market is equal to that of its major competitors in small to midsize volume applications in its region, particularly in the toiletry, cosmetic and household chemical product segments, and believes its technical and marketing ability is equal to that of its major competitors in the PVC compound markets in its region; its manufacturing capability for the PVC compound markets is limited by its lack of a facility to produce PVC resin.

                  A shortage of labor and higher cost of living in New Jersey and the resulting increased employed turnover and difficulty in retaining labor on swing shifts, weekends and holidays influenced the Company's decision to relocate its New Jersey manufacturing facility to Hazelton, Pennsylvania which has a large labor pool. Additionally, the Company has been able to improve its overall costs by expanding and shifting a portion of its business to its lower cost facilities located in Paris, Illinois and Walterboro, South Carolina, and as a result also contributes to making the Company more cost competitive. See "Properties".

                  As a result of the recent acquisition of the Philmont, New York facility See "General", "Manufacturing Operations" and "Properties", the Company has increased its container decorating capabilities to include automatic silk screen in multiple color applications, pressure sensitive paper and plastic film labels and thermage heat transfer labeling. The Company believes that to more effectively compete in the marketplace, it will eventually be required to establish this capability in some of its other manufacturing facilities.

                  PVC competes with PET and PETG as a material for use in the manufacture of transparent plastic bottles. Manufacturers of bottles made of PET have captured a portion of the edible oil, household chemical and medicinal segments of the plastic bottle market from PVC bottle manufacturers. Because the price of PET bottles becomes competitive on high volume orders of custom bottles (i.e., orders of more than approximately 5 million to 10 millions units), there is a substantial risk that customers who have large custom bottle requirements may increasingly consider using PET bottles instead of PVC bottles. Because most of the Company's custom bottle business consists of low or mid-range volume orders, the Company's custom bottle business has been less vulnerable to PET. However, recently several stock PET containers of similar shape and size to some of the Company's PVC stock bottles are becoming more prevalent in the Company's markets. Although injection PET tooling is considerably more expensive than PVC extrusion tooling, some components of PET molds and tooling can be shared over several custom or stock designs thereby reducing the higher tooling/mold intensity associated with the injection based PET stock and custom bottle business. The Company has the ability to manufacture PETG bottles by modifying its equipment, and the Company now manufactures and sells PETG bottles. As indicated above, under "Manufacturing Operations", the Company has commenced the manufacture and sale of PET plastic bottles and pre-forms at its facility in Paris, Illinois, Walterboro, South Carolina and Hazelton, Pennsylvania as a defensive and marketing strategy. This new capacity allows the Company to compete for PET bottle applications in the plastic bottle market. See "Environmental Regulation" below.

                  Research and Development. The Company spent approximately $240,000 during the past fiscal year ended June 30, 1998 and during the fiscal year ended June 30, 1997 on research activities relating to the development of new designs of containers and the production of compounds. The major thrust of the Company's research and development efforts is currently in the area of new PVC compound development.

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

                  Employees. As of June 30, 1998 the Company employed 231 people at its Eatontown, New Jersey facility of whom 32 were in executive, administrative and clerical positions, 16 were engaged in sales activities and 183 in general manufacturing. As indicated above under "Manufacturing Operations", the Company relocated in September 1998 its Eatontown, New Jersey bottling and manufacturing facility to a new facility located in Hazleton, Pennsylvania. The executive offices of the Company will remain in Eatontown, New Jersey until the Eatontown facility is sold and the executive offices will thereafter be relocated in the Eatontown area. There are currently employed 75 people in the new bottling and manufacturing facility in Hazleton, Pennsylvania. The Company employs 99 people at is Paris, Illinois facility, 54 people at its Walterboro, S.C. facility, 75 people at Airopak Corporation in its Manchester, Pennsylvania facility, 150 people at its Philmont, New York facility and a total of 85 people at Kingston, New York and the Ardmore, Oklahoma facilities. The Company renewed its collective bargaining agreement with Local 1008 of the Retail, Wholesale and Department Store Union, FL-CIO, effective September 1, 1997 until August 31, 2000. The Company considers its relations with its work force and the union to be good.


Financial Information about Foreign and
Domestic Operations and Export Sales

                  The Company had export sales of $6,920,000 during the fiscal year ended June 30, 1998. Net sales to the northeast of the United States amounted to $22,232,000 during such fiscal year; net sales to the Midwest amounted to $26,339,000; net sales to the southeast amounted to $9,501,000; and net sales to other domestic regions amounted to $4,737,000 during such fiscal year.


Item 2.           Properties.

                  The Company's manufacturing activities with respect to its continuing businesses are conducted at the nine facilities described in the following table:

                                                                     Building Area
Location                       Purpose of Facility                   (square feet)
Eatontown, New Jersey          Plastic Bottle Plant and                  136,998(1)
                               warehousing and Office

Eatontown, New Jersey          Plastic Compounding Plant,                 50,162(2)
                               warehouse and Executive
                               offices

Manchester, Pennsylvania       Airopak Corporation Plant and              69,140(3)
                               warehousing

Manchester, Pennsylvania       Airopak Corporation                        25,000(4)
                               warehousing

Paris, Illinois                Plastic bottle Plant and                  125,000(5)
                               warehousing and office

Walterboro, S.C.               Plastic bottle Plant                       61,430(6)
                               warehousing and office

Philmont, New York             Plastic bottle plant, warehouse
                               and office                                100,000(7)

Kingston, New York             Plastic bottling plant,                    34,000(8)
                               warehouse and office

Ardmore, Oklahoma              Plastic bottling plant,                    10,000(8)
                               warehouse and office

                  1. The Eatontown bottle plant manufacturing facility has been located at 401 Industrial Way West, Eatontown, New Jersey on 8.1 acres of real property owned by the Company. The Company's principal executive offices are also located at this location. The building is constructed from concrete panels, and was completed in June 1989. In connection with the construction and acquisition of certain equipment for this facility, the Company obtained financing through the NJEDA. During June 1996 the Company completed the construction of an additional 34,000 sq. foot warehouse and manufacturing space. This expansion was financed by the Company through its revolving credit facility at Fleet Bank N.A. as at June 30, 1996. On September 6, 1996 the Company obtained additional financing in the amount of $1,200,000. See Note 5 to the Notes to the Consolidated Financial Statements below. As indicated above, under "Manufacturing Operations" and "Employees", the Company relocated during September 1998 its Eatontown, New Jersey bottling and manufacturing facilities to a new facility located in Hazleton, Pennsylvania on 10 acres of real property owned by the Company. The Hazleton facility is a solid concrete tilt-up facility, sprinklered throughout and consisting of 160,000 square feet of manufacturing space and 151,800 square feet of warehouse space. There are also ten loading docks and a rail siding at the facility.

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

                  7. As indicated above under "Manufacturing Operations" the Company acquired on March 30, 1998 the plastic bottling facilities of McKechnie Investments Ltd. The facility consists of 100,000 square feet of warehouse and manufacturing space located on 37_acres of real property owned by the Company.

                  8. As indicated above under "Manufacturing Operations" the Company acquired on September 3, 1998 the plastic bottling business of Marpac Industries located in Kingston, New York and Ardmore, Oklahoma. The Kingston facility consists of 34,000 square feet of manufacturing, warehouse and office space. The Ardmore, Oklahoma facility consists of 10,000 square feet of manufacturing, warehouse and office space. The Kingston facility is located on approximately 6 acres of real property with 2.4 adjacent acres for expansion and all of which are owned by the Company.


Item 3.           Legal Proceedings.

                  There are pending two actions and several claims relating to products of the Company manufactured and sold in the ordinary course of business and which, in the opinion of management, will not adversely affect the business or financial condition of the Company.


Item 4.           Submission of Matters to a Vote of Securityholders.

                  None

                                     PART II


Item 5.           Market for Registrant's Common Stock
                  and Related Securityholder Matters.

                  The Company's common stock trades on the Nasdaq National Stock Market under the symbol PVCC. The last trade of the common stock on September 11, 1998 was at a price of $6.625 per share. The following is a summary of the high and low trade information on the Nasdaq National Stock Market during the fiscal year of the Company ended June 30, 1998 and June 30, 1997:



       Year Ended June 30, 1998
                                                  Low                    High
              1st Quarter                        $ 3.06                  $4.75

              2nd Quarter                          3.50                   4.69

              3rd Quarter                          4.38                   7.25

              4th Quarter                          6.00                   9.75


       Year Ended June 30, 1997
                                                  Low                    High

              1st Quarter                         $3.14                  $3.42

              2nd Quarter                          3.17                   3.46

              3rd Quarter                          3.86                   4.19

              4th Quarter                          3.38                   3.78


                  As at September 11, 1998, the number of holders of record of the issued and outstanding common stock of the Company was approximately 620.

                  The Company on December 20, 1991 paid to shareholders its first dividend of $.05 per share of common stock, and a second, third and fourth dividend in the same amount was paid on December 18, 1992 December 8, 1993 and January 18, 1995. The Company declared on January 29, 1996 a stock dividend in the amount of 3% per share and a total of 202,817 shares were paid on February 26, 1996 to shareholders in connection with this dividend. The Company declared on August 29, 1996 a cash dividend of $.06 per share payable on September 20, 1996 to shareholders of record as of the close of business on September 13, 1996. No dividends have been declared or paid during the fiscal years ended June 30, 1997 or June 30, 1998.

Item 6.           Selected Financial Data.


                                                       Years Ended June 30
                             -----------------------------------------------------------------------
                                1998            1997           1996           1995           1994
                             -----------    -----------    -----------    -----------    -----------
SELECTED INCOME
STATEMENT DATA:
                             -----------    -----------    -----------    -----------    -----------
Net Sales                    $69,728,498    $58,392,310    $57,216,317    $53,886,103    $38,352,843
                             -----------    -----------    -----------    -----------    -----------
Income from operations       $ 4,489,406    $ 4,206,218    $ 4,950,200    $ 3,556,095    $ 1,535,767
                             -----------    -----------    -----------    -----------    -----------
Net Income                   $ 2,087,891    $ 2,250,528    $ 2,552,570    $ 1,610,665    $   647,260
                             -----------    -----------    -----------    -----------    -----------
Earnings per share:*
  Weighted average
  shares-diluted               7,064,671      6,989,034      6,841,085      6,964,730      6,931,256
                             -----------    -----------    -----------    -----------    -----------
Net Income                   $       .30    $       .32    $       .37    $       .23    $       .09
                             -----------    -----------    -----------    -----------    -----------
Cash dividends per share     $      --      $       .06    $      --      $       .05    $       .05
                             -----------    -----------    -----------    -----------    -----------
Stock dividends per share    $      --      $      --      $       .08    $      --      $      --
                             -----------    -----------    -----------    -----------    -----------

SELECTED BALANCE
SHEET DATA
                             -----------    -----------    -----------    -----------    -----------
Current assets               $25,000,463    $20,386,764    $19,274,008    $16,605,173    $14,716,364
                             -----------    -----------    -----------    -----------    -----------
Current liabilities          $16,654,395    $11,876,707    $12,299,121    $10,655,197    $10,084,651
                             -----------    -----------    -----------    -----------    -----------
Working capital              $ 8,346,068    $ 8,510,057    $ 6,974,887    $ 5,949,976    $ 4,631,713
                             -----------    -----------    -----------    -----------    -----------
Total assets                 $70,371,118    $46,041,366    $44,181,871    $34,158,390    $32,159,249
                             -----------    -----------    -----------    -----------    -----------
Noncurrent liabilities       $34,989,808    $17,525,635    $17,196,372    $11,369,189    $11,213,163
                             -----------    -----------    -----------    -----------    -----------
Stockholders' equity         $18,726,915    $16,639,024    $14,686,378    $12,134,004    $10,861,435
                             -----------    -----------    -----------    -----------    -----------



----------------------------
* Earnings per share calculations are based on the weighted average number of shares of common stock and common stock equivalents outstanding. Retroactively restated for the 3% stock dividend paid on February 26, 1996 to shareholders of records on February 9, 1996.

Item 7.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.

                  Results of Operations

                  The Company's net sales for the fiscal year ended June 30, 1998 reached a level of $69,728,000, an increase of approximately 19.4% over the 1997 level of $58,392,000. The Company's Airopak specialty container division and its Novatec Plastics division both experienced increased demand; its Novapak division, which now includes the Charter Supply Co., Inc. acquisition, registered significant growth in demand for its PET bottles. The overall increase was primarily a result of higher sales volumes throughout the Company's bottle manufacturing facilities.

                  Cost of goods sold (exclusive of depreciation and amortization) decreased from 78.2% in 1997 to 76.7% in fiscal 1998. Manufacturing efficiencies and lower raw material prices accounted for this decrease. Selling, general, and administrative expenses ("SG&A") were $6,522,000 or 9.4% of net sales for the fiscal year ended June 30, 1998 as compared to $5,394,000 or 9.2% of net sales for the fiscal year ended June 30, 1997. SG&A expenses have increased to support the Company's expansion and its entry into the PET market.

                  The Company recorded a $1,200,000 pretax charge to income for restructuring relating to the severance and other exit costs associated with the relocation of its Eatontown, New Jersey manufacturing facility to Hazleton, Pennsylvania. The Company expects that these costs will be paid primarily in fiscal 1999.

                  Income from operations for the fiscal year ended June 30, 1998 increased to $4,489,000, or 6.4% of net sales; before the restructuring charge, income from operations was $5,689,000, or 8.2% of net sales. For fiscal 1997, income from operations was $4,206,000 or 7.2% of net sales. Increased revenues and profit margins more than offset the increase in SG&A and depreciation expense.

                  Net interest expense increased $361,000 during the fiscal year ended June 30, 1998 as compared to fiscal 1997. The net increase was primarily due to additional borrowings to finance acquisitions.

                  Net income for the year ended June 30, 1998 decreased to $2,088,000 or $.30 per share as compared to $2,251,000 or $.32 per share for fiscal 1997. Prior to the restructuring charge, net income was $2,790,000 or $.40 per share.


                     FISCAL 1997 AS COMPARED TO FISCAL 1996


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

                         Liquidity and Capital Resources

                  The Company's liquidity position at June 30, 1998 changed slightly from the prior year. Working capital decreased approximately $164,000 to $8,346,000 at June 30, 1998 from $8,510,000 at June 30, 1997. The current ratio decreased to 1.50 at June 30, 1998 from 1.72 at June 30, 1997.

                  Cash flows from operations for fiscal 1998 totaled approximately $7,409,000, which represent an increase of $4,465,000 from the prior year. The most significant factors for the increase are additional depreciation, improved accounts receivable collections, and better inventory management.

                  The Company received $12,460,000 in proceeds from long term debt, as well as $1,011,000 from the sale of certain equipment. These funds, combined with the cash flow from operations, were used to finance the acquisition of Charter Supply Co., Inc., acquire $5,536,000 in capital assets, and reduce long term debt by $4,489,000.

                  The Company's short term liquidity and short term capital resources are projected to be adequate to allow the Company to continue to make timely payments to trade and other creditors. The Company believes that the financial resources available to it, including internally generated funds and amounts available under its revolving credit facility would be sufficient to meet its foreseeable working capital requirements. As of June 30, 1998, the Company had unused sources of liquidity consisting of cash and cash equivalents of $868,000 and available unused credit under a revolving credit facility of $3,600,000.

                  Impact of Year 2000

                  The Year 2000 issue is the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date ending in "00" as the year 1900 rather than the year 2000.

This could result in system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

                  During fiscal 1998, the Company began a program to upgrade its computer software and hardware which is estimated to be completed in calendar 1999 in advance of any potential impact of Year 2000 issues on its present systems. Approximately $400,000 of capitalized costs related to this program are included in the Company's June 30, 1998 consolidated balance sheet, and the Company expects further capitalized costs to total approximattely $600,000.The Company believes that with these upgrades for its computer systems, the Year 2000 issue will not pose significant operational problems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

                  The Company is continuing to contact all of its significant suppliers and vendors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and will not have a material adverse effect on the Company's systems.

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

Name                              Age        Held Office Since      Offices with the Company
------------------------         -----       -----------------      --------------------------------
Phillip L. Friedman                51               1982            President, Chief Executive, and
                                                                    Director

Joel Francis Roberts               54               1989            Vice President Operations

William A. Del Pizzo               40               1996            Vice President, Chief Financial
                                                                    Officer

John F. Turben                     63               1996            Director

Raymond A. Lancaster               52               1996            Director

Michael Sherwin                    57               1996            Director

George R. Begley                   55               1996            Director


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

                  None.

                                     PART IV


Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.

(a)      The following documents are filed as part of this report:

         (1)      Consolidated Financial Statements.

                  Report of Independent Auditors

                  Consolidated Balance Sheets at June 30, 1998 and 1997

                  Consolidated Statements of Income for the three years ended June 30, 1998

                  Consolidated Statements of Stockholders' Equity for the three years ended June 30, 1998

                  Consolidated Statements of Cash Flows for the three years ended June 30, 1998

                  Notes to Consolidated Financial Statements

         (2)      Consolidated Financial Statement Schedules.

                  Report of Independent Auditors on Consolidated Financial Statement Schedules

                  For the three years ended June 30, 1998

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

                  10.15    1996 Incentive Stock Option Plan (filed as Exhibit
                           10.3 to the December 12, 1996 8-K, and incorporated herein by reference).

                  10.16 Asset Purchase Agreement dated March 30, 1998 among the Company, Charter Supply Co.,Inc. and McKechnie Investments, Inc. (filed as an Exhibit to the April 14, 1998 Report on Form 8-K and incorporated herein by; reference).

                  10.17 Loan and Security Agreement among the Company and its subsidiaries and Fleet Bank, N.A. dated March 30, 1998 relating to the financing of the purchase described in 10.16 above (filed as an Exhibit to the April 14, 1998 Report on Form 8-K and incorporated herein by reference).

                  10.18 Stock Purchase Agreement dated September 3, 1998 among the Company and the sellers of all the securities of Marpac Industries,s nc. (filed as an Exhibit to the September 18, 1998 Report on Form 8-K and incorporated herein by reference).

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

                  Exhibits filed herewith:

                           None.

(b) Reports on Form 8-K filed during last quarter of the year ended June 30, 1998:

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


                                   PVC CONTAINER CORPORATION
                                            (Registrant)

                                   By:/s/ Phillip L. Friedman
                                        Phillip L. Friedman,
                                        President and Chief Executive Officer


                                   Date:    September 14, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                   Date

/s/ Phillip L. Friedman        Chief Executive              September 14, 1998
Phillip L. Friedman            Officer and Director


/s/ William A. Del Pizzo       Vice President, Chief        September 14, 1998
William A. Del Pizzo           Financial and Accounting
                               Officer


/s/ John F. Turben             Director                     September 14, 1998
John F. Turben


/s/Raymond A. Lancaster        Director                     September 14, 1998
Raymond A. Lancaster


 /s/ George R. Begley          Director                     September 14, 1998
George R. Begley


/s/ Michael Sherwin            Director                     September 14, 1998
Michael Sherwin

                        Consolidated Financial Statements

                            PVC Container Corporation

                          June 30, 1998, 1997 and 1996

                            PVC Container Corporation

                        Consolidated Financial Statements

                          June 30, 1998, 1997 and 1996


                                    CONTENTS


Report of Independent Auditors........................................1
Consolidated Balance Sheets...........................................2
Consolidated Statements of Income.....................................3
Consolidated Statements of Stockholders' Equity.......................4
Consolidated Statements of Cash Flows.................................5
Notes to Consolidated Financial Statements............................6

                         Report of Independent Auditors


The Board of Directors and Stockholders
PVC Container Corporation

We have audited the accompanying consolidated balance sheets of PVC Container Corporation as of June 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PVC Container Corporation as of June 30, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.


                                          /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
August 21, 1998

                            PVC Container Corporation

                           Consolidated Balance Sheets


                                                              JUNE 30
                                                        1998          1997
                                                    --------------------------
ASSETS
Current assets:
 Cash and cash equivalents                           $  868,498     $  222,490
 Accounts receivable, less allowance of $412,000
  in 1998 and $243,000 in 1997                       11,091,406      9,272,018
 Inventories                                         10,901,200      9,407,146
 Prepaid expenses, taxes and other current assets       653,326        538,593
 Deferred income taxes                                1,486,033        946,517
                                                    -----------     ----------
Total current assets                                 25,000,463     20,386,764

Other assets                                            426,000
Unexpended proceeds from construction loan            8,653,055      4,244,334
Properties, plant and equipment at cost - net of
 accumulated depreciation                            36,291,600     21,410,268
                                                    -----------    -----------
                                                    $70,371,118    $46,041,366
                                                    ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                                   $7,993,694     $6,443,880
  Accrued expenses                                    5,806,645      3,147,719
  Income taxes payable                                  238,325        418,460
  Current portion of long-term debt                   2,615,731      1,866,648
                                                    -----------    -----------
Total current liabilities                            16,654,395     11,876,707

Long-term debt                                       33,309,115     16,337,169
Deferred income taxes                                 1,680,693      1,188,466

Stockholders' equity:
 Preferred stock, par value $1.00, authorized
  1,000,000 shares, none issued
 Common stock, par value $.01, authorized
  10,000,000 shares, 7,004,705 shares issued and
  outstanding as of June 30, 1998 and 1997               70,047         70,047

 Capital in excess of par value                       3,646,747      3,646,747
 Retained earnings                                   15,010,121     12,922,230
                                                    -----------    -----------
Total stockholders' equity                           18,726,915     16,639,024
                                                    -----------    -----------
                                                    $70,371,118    $46,041,366
                                                    ===========    ===========


See accompanying notes.

                            PVC Container Corporation

                        Consolidated Statements of Income


                                                       FISCAL YEAR ENDED JUNE 30
                                              1998             1997              1996
                                           -----------      -----------       -----------
Net sales                                  $69,728,498      $58,392,310       $57,216,317

Cost and expenses:
 Cost of goods sold (exclusive of
  depreciation and amortization
  expense shown separately below)           53,508,548       45,650,484        44,838,971
 Selling, general and administrative
  expense                                    6,521,759        5,393,838         4,505,330
 Depreciation and amortization expense       4,008,785        2,979,982         2,813,340
 Equity in loss of jointly owned company                        161,788           108,476
 Provision for restructuring                 1,200,000
                                           -----------      ----------        -----------
                                            65,239,092      54,186,092         52,266,117
                                           -----------      ----------        -----------
Income from operations                       4,489,406       4,206,218          4,950,200

Other income (expenses):
 Interest expense                           (1,205,477)       (834,695)          (796,463)
 Interest income                                13,451           4,093              1,346
 Other income                                  144,018         250,261            139,284
                                           -----------      ----------        -----------
                                            (1,048,008)       (580,341)          (655,833)
                                           -----------      ----------        -----------
Income before provision for income taxes     3,441,398       3,625,877          4,294,367

Provision for income taxes                   1,353,507       1,375,349          1,741,797
                                           -----------      ----------        -----------
Net income                                 $ 2,087,891      $2,250,528         $2,552,570
                                           ===========      ==========        ===========

Earnings per share (basic and diluted)            $.30            $.32               $.37
Cash dividends per share                                           .06
Stock dividends per share                                                             .08


See accompanying notes.

                            PVC Container Corporation

               Consolidated Statements of Stockholders' Equity


                                     COMMON STOCK
                                       ISSUED AND
                                       OUTSTANDING                 CAPITAL IN                               TOTAL
                              ------------------------------       EXCESS OF           RETAINED         STOCKHOLDERS'
                                SHARES              AMOUNT         PAR VALUE           EARNINGS           EQUITY
                              ---------------------------------------------------------------------------------------
Balance, June 30, 1994        6,761,813        $    67,618        $2,971,498       $  7,822,319        $10,861,435

 Net income                                                                           1,610,665          1,610,665
 Cash dividends                                                                        (338,096)          (338,096)
                              ---------------------------------------------------------------------------------------
Balance, June 30, 1995        6,761,813             67,618         2,971,498          9,094,888         12,134,004
 Net income                                                                           2,552,570          2,552,570
 Cash dividends                                                                            (196)              (196)
 Stock dividends                202,892              2,029           555,649           (557,678)                --
                              ---------------------------------------------------------------------------------------
Balance, June 30, 1996        6,964,705             69,647         3,527,147         11,089,584         14,686,378
 Net income                                                                           2,250,528          2,250,528
 Cash dividends                                                                        (417,882)          (417,882)
 Issuance of common stock        40,000                400           119,600                               120,000
                              ---------------------------------------------------------------------------------------

Balance, June 30, 1997        7,004,705             70,047         3,646,747         12,922,230         16,639,024
 Net income                                                                           2,087,891          2,087,891

Balance, June 30, 1998        7,004,705        $    70,047        $3,646,747       $ 15,010,121        $18,726,915
                              =======================================================================================


See accompanying notes.

                            PVC Container Corporation

                      Consolidated Statements of Cash Flows


                                                                        FISCAL YEAR ENDED JUNE 30
                                                              1998                1997               1996
                                                              ----                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $  2,087,891         $ 2,250,528        $ 2,552,570
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                             4,008,785           2,979,982          2,813,340
  Equity in loss of jointly owned company                                         161,788            108,476
  Deferred income taxes                                       (47,289)            (93,528)          (275,577)
  Gain on sale of building and equipment                                         (167,250)
  Changes in assets and liabilities:
   Accounts receivable                                        450,247            (408,574)          (657,711)
   Inventories                                               (387,327)         (1,043,624)        (1,928,514)
   Prepaid expenses, taxes and other current assets           (93,788)           (246,383)            33,682

   Other assets                                              (426,000)
   Accounts payable and accrued expenses                    1,996,779             (75,172)         1,712,530
   Income taxes payable                                      (180,135)           (413,490)           491,459
                                                         ------------         -----------        -----------
Net cash provided by operating activities                   7,409,163           2,944,277          4,850,255

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                       (5,535,987)         (3,103,208)        (4,376,787)
Investment in (proceeds from) jointly
  owned company                                                                   291,199           (399,675)
Proceeds from sale of building and equipment                1,011,382           2,759,167
Purchase of business                                      (10,209,579)
                                                         ------------         -----------        -----------
Net cash used in investing activities                     (14,734,184)            (52,842)        (4,776,462)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                               12,459,720           1,151,583          2,175,000
Payments on indebtedness                                   (4,488,691)         (4,461,812)        (2,360,568)
Dividends paid                                                                   (417,882)              (196)
                                                         ------------         -----------        -----------
Net cash provided by (used in) financing activities         7,971,029          (3,728,111)          (185,764)
                                                         ------------         -----------        -----------
Net increase (decrease) in cash and cash
 equivalents                                                  646,008            (836,676)          (111,971)
Cash and cash equivalents, beginning of year                  222,490           1,059,166          1,171,137
                                                         ------------         -----------        -----------
Cash and cash equivalents, end of year                   $    868,498         $   222,490        $ 1,059,166
                                                         ============         ===========        ===========



See accompanying notes.

                            PVC Container Corporation

                  Notes to Consolidated Financial Statements

                          June 30, 1998, 1997 and 1996


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

CONSOLIDATION

The accompanying financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries, Novatec Plastics Corporation, Novapak Corporation, Airopak Corporation and PVC Container International Sales Corporation, a foreign sales company incorporated in the U.S. Virgin Islands on March 1, 1993. All intercompany accounts have been eliminated.

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

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to expense as incurred and amounted to $257,000, $240,000, and $252,000 in 1998, 1997 and 1996,
respectively.

INTEREST-RATE PROTECTION AGREEMENTS

The Company enters into monthly Interest-Rate Protection Agreements ("IRPAs") to modify the interest characteristics of certain outstanding debt. Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. The fair values of IRPAs are not recognized in the financial statements. Gains and losses on terminations of IRPAs would be deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the IRPAs. In the event of the early extinguishment of the designated debt obligation, any realized or unrealized gain or loss from the IRPA would be recognized in income coincident with the extinguishment. The Company does not enter into any IRPAs that are not designated with outstanding debt or which have notional amounts (or durations) in excess of the principal amounts (or maturities) of the underlying debt.

STOCK-BASED COMPENSATION

As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (FASB 123), the Company has elected to follow Accounting Principles Board Opinion

                           PVC Container Corporation

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, compensation expense is calculated at the time of option grant based upon the difference between the exercise price of the option and the fair market value of the Company's common stock at the date of grant, recognized over the vesting period.

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. The Company does not expect to be significantly impacted by the adoption of Statement 130.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and, therefore, the Company will adopt the new requirements retroactively in fiscal year 1999. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

                           PVC Container Corporation

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATION

Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

2.  INVENTORIES

Inventories consist of the following:

                                        1998          1997
                                    ------------   ----------
Raw materials                       $  3,355,086   $3,227,543
Finished goods                         6,634,135    5,546,262
                                    ------------   ----------
Total LIFO inventories                 9,989,221    8,773,805

Molds for resale, in production          539,635      278,800
Supplies                                 372,344      354,541
                                    ------------   ----------
Total                               $ 10,901,200   $9,407,146
                                    ============   ==========

The excess of inventory valued at LIFO cost over FIFO basis which approximates replacement cost at June 30, 1998 was approximately $385,000. Replacement cost exceeded LIFO cost by approximately $2,000 at June 30, 1997.

                           PVC Container Corporation

3.  PROPERTIES, PLANT AND EQUIPMENT

                                                                 ESTIMATED
                                                                  USEFUL
                                      1998          1997         LIFE IN
                                                                  YEARS
                                  -----------   -----------      --------
Land                              $   450,686   $   250,686
Building and improvements          18,330,991    13,071,247       20-25
Machinery and equipment            37,045,029    26,096,983        7-10
Molds                               4,650,585     3,088,678        3- 5
Office furniture and equipment      2,035,304     1,171,927        5-l0
Motor vehicles                         74,959        34,447        3- 5
Leasehold improvements                 13,521        13,521
                                  -----------   -----------
                                   62,601,075    43,727,489
Less accumulated depreciation      26,309,475    22,317,221
                                  -----------   -----------
                                  $36,291,600   $21,410,268
                                  ===========   ===========

4.  ACCRUED EXPENSES

Accrued expenses at June 30 consists of:

                                     1998       1997
                                 ----------   ---------
Accrued payroll                  $  819,063   $ 475,866
Accrued vacation                    709,261     615,210
Accrued employee incentives       2,123,408   1,387,857
Accrued restructuring charge      1,200,000
Other accrued expenses              954,913     668,786
                                 ----------  ----------
                                 $5,806,645  $3,147,719
                                 ==========  ==========

                           PVC Container Corporation

5.  LONG-TERM DEBT

Long-term debt at June 30 consists of the following:

                                                1998          1997
                                             -----------   ----------
Notes payable:
 South Carolina Economic Development
  Authority:
  Loan                                       $ 3,700,000   $ 5,500,000
 New Jersey Economic Development Authority:
  Series D Note                                3,150,000     3,400,000
 GE Capital Public Finance:
  Equipment loans                              7,714,415     2,261,667
  Building loan                                5,129,412     1,189,916
 Fleet Bank of New Jersey:
  Term notes                                  13,557,778     4,541,111
  Revolving line of credit                     1,400,000
 Edgar County Bank Construction Loan             500,038       534,374
 City of Paris:
  Community Development Assistance Loan          349,894       380,335
  Revolving Loan Fund                            105,143       114,240
 Illinois Small Business Development Loan        262,625       282,174
 Obligations under capital leases                 55,541
                                             -----------   -----------
                                              35,924,846    18,203,817
 Less current portion                         (2,615,731)   (1,866,648)
                                             -----------   -----------
                                             $33,309,115   $16,337,169
                                             ===========   ===========

Maturities of long-term debt are as follows: 1999 - $2,615,731; 2000 - $3,292,696; 2001 - $3,999,465; 2002 - $2,641,142; 2003 - $2,633,020; and 2004 to
2016 - $20,772,792. Interest paid amounted to $1,174,899, $837,461 and $749,327 in 1998, 1997 and 1996, respectively.

NOTE PAYABLE - SOUTH CAROLINA ECONOMIC DEVELOPMENT AUTHORITY "S.C. EDA"

This note was obtained to finance the construction of the Company's South Carolina manufacturing facility and is due April 1, 2016. Prepayments may be made without penalty. This note is subject to prior mortgages in favor of the Fleet Bank of New Jersey. The effective interest rate on this obligation was 3.9% and 3.8% in 1998 and 1997, respectively.

                           PVC Container Corporation

5.  LONG-TERM DEBT (CONTINUED)

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

The Company has unused letters of credit amounting to $3,852,000 in conjunction with this note.

NOTE PAYABLE - NEW JERSEY ECONOMIC DEVELOPMENT AUTHORITY "N.J. EDA"

SERIES D NOTE

This note is due October 3l, 2006 and is payable as follows: $250,000 due on October l, each year through October l, 2006 and $900,000 due on October 31, 2006. Prepayments may be made without penalty. This note is subject to prior mortgages in favor of the Fleet Bank of New Jersey. The effective interest rate on this obligation was 3.7% and 3.6% in 1998 and 1997, respectively.

N.J. EDA has issued tax exempt bonds to fund the debt. Should the tax exempt status of this bond issue be negated, the rate of interest of this note would be retroactively adjusted.

The Company has unused letters of credit amounting to $3,230,000 in conjunction with this note.

GE CAPITAL PUBLIC FINANCE BUILDING AND EQUIPMENT LOANS

During fiscal year 1998, the Hazleton Area Industrial Development Authority approved $7,250,000 tax-exempt Industrial Development Bonds. The Bonds were purchased and are held by GE Capital Public Finance, Inc., who is financing a loan to the Company in conjunction with the Company's construction of its Hazleton, Pennsylvania manufacturing facility. The loan is payable in 144 decreasing monthly installments at an

                           PVC Container Corporation

5.  LONG-TERM DEBT (CONTINUED)

interest rate of 5.15% with a final lump sum payment of $1,860,530 on June 15, 2010. The loan may be prepaid in whole or in part subject to certain requirements stated in the loan agreement. The loan is collateralized by the property.

During fiscal year 1998, the City of Paris, Illinois approved $2,500,000 Series 1997C Industrial Development Revenue bonds. The Bonds were purchased and are held by GE Capital Public Finance, Inc., who is financing a loan to the Company in conjunction with the Company's expansion of its Paris, Illinois manufacturing facility. The loan is payable in 120 decreasing monthly installments at an interest rate of 5.45% through March 16, 2008. The loan may be prepaid in whole or in part subject to certain requirements stated in the loan agreement. The loan is collateralized by the property and the equipment.

During fiscal year 1997, the City of Paris, Illinois approved $1,200,000 Series 1997A and $2,300,000 Series 1997B Industrial Development Revenue Bonds. The Bonds were purchased and are held by GE Capital Public Finance, Inc., who is financing a loan to the Company in conjunction with the Company's expansion of its Paris, Illinois manufacturing facility. The loan is payable in 120 decreasing monthly installments at an interest rate of 5.90% with a final lump sum payment of $602,952 on April 1, 2007. The loan may be prepaid in whole or in part subject to certain requirements stated in the loan agreement. The loan is collateralized by the property and the equipment. The Company has unused letters of credit amounting to $1,247,600 in conjunction with this loan.

The agreements contain provisions which require the funds to be held in trust (the "Trust") by a third-party financial institution until such time that building, construction or equipment purchases are made. The funds are invested at rates of return comparable to the interest rate paid by the Company on the obligation. Purchases in connection with this agreement are paid directly from the Trust.

The bonds issued by the City of Paris to fund the debt are tax-exempt bonds. Should the tax-exempt status of these bonds be negated, the rate of interest of this note would be retroactively adjusted.

TERM NOTES

During fiscal year 1998, the Company obtained a $10.0 million loan from Fleet Bank ("Fleet") to finance the March 30, 1998 acquisition of Charter Supply Co., Inc. The loan principal is payable in 72 monthly installments of $83,333 beginning on April 1, 1999 with a final lump sum payment of $4.0 million on March 1, 2005. The Company

                           PVC Container Corporation

5.  LONG-TERM DEBT (CONTINUED)

participates in an interest rate protection agreement ("SWAP") whereby the Company has assumed a fixed rate of interest on $5.0 million of the principal at 7.35% and Fleet has assumed the variable rate assigned to the loan (LIBOR plus 125 basis points). Pursuant to the SWAP agreement, the Company agrees to exchange with Fleet, on a monthly basis, the difference between the fixed rate in the SWAP agreement and the LIBOR floating rate applied to the notional principal amount. Interest on the remaining $5.0 million of principal is payable monthly beginning on April 1, 1998 at LIBOR plus 125 basis points through the loan's maturity on March 1, 2005. The loan is collateralized by the property and equipment purchased. The Company has unused letters of credit amounting to $4,508,000 in conjunction with this loan.

During fiscal year 1997, the Company consolidated various equipment and term notes through a $2,530,000 term loan with Fleet Bank. The loan provides for monthly payments of $70,278, including principal and interest, matures on April 1, 2000 and is collateralized by the equipment. The Company participates in an interest rate protection agreement ("SWAP"), whereby the Company has assumed a fixed rate of interest on the remaining principal at 7.72% and Fleet has assumed the variable rate assigned to the loan (LIBOR plus 125 basis points). Pursuant to the SWAP agreement, the Company agrees to exchange with Fleet, on a monthly basis, the difference between the fixed rate in the SWAP agreement and the LIBOR floating rate applied to the notional principal amount. The Company may prepay this note in whole or in part subject to certain requirements stated in the loan agreement.

During fiscal year 1997, the Company obtained a $1.2 million loan from Fleet Bank to finance the expansion of its New Jersey manufacturing facility. The loan is payable in 180 monthly payments of $6,667 including principal and interest, through the note's maturity in November 2011. The Company participates in an interest rate protection agreement ("SWAP") whereby the Company has assumed a fixed rate of interest on the remaining principal at 9.35% and Fleet has assumed the variable rate assigned to the loan (LIBOR plus 225 basis points). Pursuant to the SWAP agreement, the Company agrees to exchange with Fleet, on a monthly basis, the difference between the fixed rate in the SWAP agreement and the LIBOR floating rate applied to the notional principal amount. The note is collateralized by the building.

During fiscal year 1994, the Company purchased $1,200,000 of property and equipment which was financed through a term note with Fleet Bank. The note provides for principal payments of $5,000 and interest due monthly through the note's maturity, July 1, 1999,

                           PVC Container Corporation

5.  LONG-TERM DEBT (CONTINUED)

when the full amount of unpaid principal and interest is due. The note may be prepaid in whole or in part subject to certain requirements stated in the loan agreement. The note is collateralized by the property and equipment purchased.

REVOLVING LINE OF CREDIT

On April 1, 1997, the Company entered into a new $5,000,000 line of credit agreement with Fleet Bank. Borrowings under this line bear interest payable monthly at the prime rate (8.5% at June 30, 1998), and principal borrowings are due in full on October 31, 1999. The Company was in compliance with all covenants of this loan agreement at June 30, 1998.

EDGAR COUNTY BANK CONSTRUCTION LOAN

During fiscal year 1998, the Company refinanced $495,000 of their loan obtained for real estate improvements for a manufacturing plant in Paris, Illinois. The loan is payable in fifty-nine monthly principal payments of $2,750 and a final lump sum payment of $332,750 on August 30, 2003 plus interest at 7.75%. The loan is collateralized by a shared first lien interest for the land and building in Paris, Illinois in conjunction with an inter creditor agreement between the bank and the City of Paris.

COMMUNITY DEVELOPMENT ASSISTANCE LOAN

In fiscal year 1993, the Illinois Department of Commerce and Community Affairs approved a loan with the City of Paris for development of a manufacturing plant in Illinois for $500,000 which will be payable in 180 monthly installments of $3,453 including interest at 3% through April 1, 2008. The loan is collateralized by a shared first lien interest for the land and building in Paris, Illinois in conjunction with an inter creditor agreement between the City of Paris and Edgar County Bank.

REVOLVING LOAN FUND

The Illinois Department of Commerce and Community Affairs also approved a revolving loan fund from the City of Paris to assist in the development of the manufacturing plant in Illinois for $150,000 in fiscal year 1993. The loan is payable in 180 monthly installments of $1,033 including interest at 3% through April 1, 2008. The loan is

                           PVC Container Corporation

5.  LONG-TERM DEBT (CONTINUED)

collateralized by a subordinate lien interest for the land and building in Paris, Illinois in conjunction with an inter creditor agreement between the City of Paris and Edgar County Bank.

ILLINOIS SMALL BUSINESS DEVELOPMENT LOAN

In fiscal year 1994, the Illinois Department of Commerce and Community Affairs approved a loan with the City of Paris for the expansion of the Company's manufacturing plant in Illinois for $350,000 which is payable in 180 monthly installments of $2,767 including interest at 5% and a final payment to satisfy the conditions of the loan in August 2008. The loan can be prepaid in whole or in part without penalty. The loan is collateralized by the property and improvements thereafter as well as the rent issues and profits of the premises.

The carrying amounts of the aforementioned debt agreements approximate fair value.

6.  OPERATING LEASES

Minimum rental commitments under non-cancellable operating leases are payable as follows:

                          YEAR         AMOUNT
                        ----------------------
                          1999      $  961,077
                          2000         940,758
                          2001         837,388
                          2002         809,002
                          2003         798,304
                       Thereafter    4,403,369

Rental expense for operating leases amounted to $810,824, $681,924 and $555,091 in 1998, 1997 and 1996, respectively.

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

                                                    1998         1997     1996
                                                 --------     -------   -------
Normal service cost                              $ 63,693     $55,439   $55,513
Interest on projected benefit obligation           63,336      49,946    43,376

Gain on return of plan assets                     (42,589)    (35,312)  (27,862)
Amortization cost                                  15,738      12,039    14,532
                                                 --------     -------   -------
Net periodic pension cost                        $100,178     $82,112   $85,559
                                                 ========     =======   =======

The reconciliation of the funded status of the Plan to the amount on the Company's balance sheet is as follows:

                                                               1998          1997
                                                             ---------    ---------
Actuarial present value of:
 Vested benefits                                             $ 911,066    $ 719,960
                                                             ---------    ---------
 Accumulated benefits                                        $ 959,833    $ 761,667
                                                              ========    =========

Actuarial present value of projected benefit obligation      $(959,833    $(761,667)
Market value of plan assets                                    706,409      565,503
                                                             ---------    ---------
Accumulated benefit obligation in excess of plan assets       (253,424)    (196,164)
Unrecognized net obligation existing at transition             111,205      123,561
Unrecognized prior service cost                                 82,322
Unrecognized net loss                                          172,708      156,046
Adjustment required to recognize minimum liability            (366,235)    (279,607)
                                                              --------    ---------
Accrued pension liability                                    $ 253,424    $ 196,164
                                                             =========    =========

The assumptions used in determining the funded status of the Plan are as follows: (i) discount rate - 7.5% in 1998 and 1997, and (ii) expected rate of return on assets of 8.5% for 1998 and 1997.

The Company maintains a voluntary salary reduction 40l(k) plan covering all non-union employees with more than one year of service. Eligible employees may elect to contribute up to 6% of their salaries up to ERISA's maximum annual level. The Company contributes an amount equal to 25% of the employee's contribution and, at its discretion, may make additional contributions to the plan based on earnings. The Company contributed $391,081, $282,991 and $520,123 in 1998, 1997 and 1996, respectively.

                           PVC Container Corporation

8.  COMMON STOCK

The Company's Board of Directors approved and ratified on January 16, 1997, an incentive stock option plan pursuant to which options to purchase an aggregate of 600,000 shares of the common stock of the Company may be granted. Such plan conforms to the requirements of Rule 16B-3 of the Securities Exchange Act of 1934. The options granted are exercisable to the extent of 20-25% per year on a cumulative basis through their expiration on January 16, 2007.

FASB 123 requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options and warrants ("equity awards") under the fair value method of FASB 123. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997, respectively: risk-free interest rates of between 6.23% and 7%; expected volatility of 0.3%; expected option life equal to the vesting period, and an expected dividend yield of 0.0%.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options vesting period. The Company's pro forma information is as follows:

                                                     1998          1997
                                                  ----------    ----------
Pro forma net income                              $2,080,883    $2,247,316
Pro forma net income per share of common stock           .30           .32

                           PVC Container Corporation

8.  COMMON STOCK (CONTINUED)

A summary of stock option activity follows:

                                                               WEIGHTED
                                                               AVERAGE
                                                               EXERCISE
                                                  OPTIONS       PRICE
                                                  -------     ---------
Outstanding at June 30, 1996                            -     $      -
  Granted                                         374,000         4.29
  Forfeited                                             -            -
  Exercised                                             -            -
                                                  -------     --------
Outstanding at June 30, 1997                      374,000         4.29
  Granted                                               -            -
  Forfeited                                             -            -
  Exercised                                             -            -
                                                  -------     --------
Outstanding at June 30, 1998                      374,000     $   4.29
                                                  =======     ========

Exercisable at June 30, 1997                       79,250     $   4.28
                                                  =======     ========

Exercisable at June 30, 1998                      158,500     $   4.28
                                                  =======     ========

Exercise prices for options outstanding as of June 30, 1998 ranged from $4.13 to $4.50 per share. The weighted average remaining contractual life of these options is 8.6 years.

The Company contributed 40,000 shares of common stock to its Employee Stock Option Plan ("ESOP") on November 21, 1996. The value of the shares at the date of grant in fiscal 1996 was $120,000 which was included in selling, general and administrative expenses in fiscal year 1996.

The Company paid cash dividends per share of $.06 in the year ended June 30, 1997. The Company has no intention to pay cash dividends in the future.

                           PVC Container Corporation

9.  INCOME TAXES

The provision for income taxes consists of:

                               1998          1997         1996
                           ----------    -----------   ----------
Current:
  Federal                  $1,065,700    $ 1,125,441   $1,595,679
  State                       335,096        343,436      421,695
                           ----------    -----------   ----------
                            1,400,796      1,468,877    2,017,374
Deferred:
  Federal                     (36,649)       (72,485)    (229,015)
  State                       (10,640)       (21,043)     (46,562)
                           ----------    -----------   ----------
                              (47,289)       (93,528)    (275,577)
                           ----------    -----------   ----------
Total provision            $1,353,507    $ 1,375,349   $1,741,797
                           ==========    ===========   ==========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 1997 are as follows:

                                          1998         1997
                                       ----------   ----------
Deferred tax liabilities:
  Fixed assets                         $1,680,693   $1,188,466
                                       ----------   ----------
Total deferred tax liabilities          1,680,693    1,188,466

Deferred tax assets:
  Bad debt reserves                       164,077       97,077
  Inventory reserves                      220,800      214,387
  Accrued liabilities and other         1,101,156      635,053
                                       ----------   ----------
Total deferred tax assets               1,486,033      946,517
                                       ----------   ----------
Net deferred tax liabilities           $  194,660   $  241,949
                                       ==========   ==========

A reconciliation of the income tax provision and the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

                                                         1998   1997   1996
                                                         ----   ----   ----
Federal tax at statutory rate                             34%    34%    34%
Effect of:
 State income taxes, net of federal income tax benefit     6      6      6
 Foreign operations                                       (1)    (1)    (1)
 Other                                                           (1)     1
                                                          --     --     --
Effective income tax rate                                 39%    38%    40%
                                                          ==     ==     ==

                           PVC Container Corporation

9.  INCOME TAXES (CONTINUED)

Income taxes paid amounted to $1,571,000, $1,812,000 and $1,462,000 in 1998,
1997 and 1996, respectively.

10.  ACQUISITION

On March 30, 1998, the Company acquired from McKechnie Investments, Inc., certain assets and liabilities from its wholly-owned subsidiary known as Charter Supply Co., Inc. for $10.21 million.

The Company accounted for the acquisition as a purchase. Accordingly, the acquired assets and liabilities assumed have been recorded at their estimated fair values at the date of acquisition. The results of operations of the acquired business are included in the accompanying consolidated statement of income from the date of acquisition. The unaudited pro forma results as if the acquisition had occurred on July 1, 1997 and 1996 are as follows:

                                           1998           1997
                                       -----------    -----------
Net sales                              $81,773,000    $74,167,000
Net income                               2,008,000      1,570,000
Net income per diluted share
                                               .28            .22

The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented nor are they intended to be indicative of results that may occur in the future.

11.  EARNINGS PER SHARE

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the years ended June 30, 1998, 1997 and 1996. Income available to common stockholders for both basic and diluted earnings per share is the same as net income presented in the statements of income for the years ended June 30, 1998, 1997 and 1996.

                           PVC Container Corporation

11.  EARNINGS PER SHARE (CONTINUED)

                                                 1998         1997        1996
                                              ---------    ---------    ---------
Weighted-average shares for basic earnings
   per share                                  7,004,705    6,989,034    6,841,085
Effect of dilutive securities:
  Employee stock options                         59,966            -           -
                                              ---------    ---------    ---------
Adjusted weighted-average shares for
   diluted earnings per share                 7,064,671    6,989,034    6,841,085
                                              =========    =========    =========

12.  PROVISION FOR RESTRUCTURING

During the fourth quarter of 1998, the Company recorded a $1.2 million charge for restructuring relating to the relocation of its Eatontown, New Jersey manufacturing facility to Hazleton, Pennsylvania. Principal items included in the charge are severance for workforce reductions of approximately 114 union employees totaling approximately $500,000, with the remainder of the charge relating to pension costs and other exit costs. The majority of these liabilities should be paid or settled during 1999.

13.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURES

As more fully described in Note 10, the Company acquired certain assets from McKechnie Investments, Inc. on March 30, 1998. The purchase price was allocated to the assets based on their estimated market values as follows:

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
                                                ============

Excluded from the consolidated statements of cash flows in 1998 and 1997 was the effect of certain noncash financing activities related to the $2.5 million loan and the $7.3 million loan obtained by the Company from GE Capital in March 1998 and June 1998, respectively, the $3.5 million loan from GE Capital obtained by the Company in April

                           PVC Container Corporation

13.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURES (CONTINUED)

1997 and the $5.5 million South Carolina EDA loan obtained by the Company in April 1996. Capital expenditures in connection with these agreements totaled approximately $3.5 million and $4.5 million in 1998 and 1997, respectively. The Company retired $1.8 million of South Carolina EDA bonds in 1998.

14.  SUBSEQUENT EVENT (UNAUDITED)

On September 3, 1998, the Company acquired all of the issued and outstanding shares of Marpac Industries, Inc. ("Marpac"). The Company obtained approximately $12 million of financing in order to fund the acquisition. Marpac produces custom technical blow molded products including bottles, containers, cartridges, double-wall cases, flexible spouts and various dispensers.

                            PVC Container Corporation

               Schedule II - Valuation and Qualifying Accounts


      COLUMN A                  COLUMN B         COLUMN C             COLUMN D       COLUMN E
----------------------------------------------------------------------------------------------
                                                 ADDITIONS
                                           ----------------------      AMOUNT
                                                       CHARGED TO     WRITTEN
                                BALANCE    CHARGED TO    OTHER          OFF
                               BEGINNING   COSTS AND   ACCOUNTS       AGAINST        BALANCE
     DESCRIPTION                OF YEAR    EXPENSES   (DESCRIBED)     RESERVE      END OF YEAR
----------------------------------------------------------------------------------------------
Valuation accounts
 deducted from
 assets to which
 they apply:

  June 30, 1998:
   Accounts receivable          $242,692   $  2,000   $167,033 (A)                  $411,725
   Inventory                     222,000    180,000    150,000 (A)                   552,000

  June 30, 1997:
   Accounts receivable           242,692    141,000          -        $141,000       242,692
   Inventory                      70,000    152,000          -               -       222,000

  June 30, 1996:
   Accounts receivable          242,692           -          -               -       242,692
   Inventory                     50,000      70,000          -          50,000        70,000


(A) Acquired in conjunction with acquisition of Charter Supply Co., Inc.

                         Report of Independent Auditors
                            on Consolidated Schedules


The Board of Directors and Stockholders
PVC Container Corporation

We have audited the consolidated financial statements of PVC Container Corporation as of June 30, 1998 and 1997, and for each of the three years in the period ended June 30, 1998, and have issued our report thereon dated August 21, 1998 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                          /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
August 21, 1998

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

10.15             1996 Incentive Stock Option Plan (filed as Exhibit
                  10.3 to the December 12, 1996 8-K, and incorporated herein by reference).


10.16 Asset Purchase Agreement dated March 30, 1998 among the Company, Charter Supply Co.,Inc. and McKechnie Investments, Inc. (filed as an Exhibit to the April 14, 1998 Report on Form 8-K and incorporated herein by; reference).




10.17 Loan and Security Agreement among the Company and its subsidiaries and Fleet Bank, N.A. dated March 30, 1998 relating to the financing of the purchase described in 10.16 above (filed as an Exhibit to the April 14, 1998 Report on Form 8-K and incorporated herein by reference).




10.18 Stock Purchase Agreement dated September 3, 1998 among the Company and the sellers of all the securities of Marpac Industries,s nc. (filed as an Exhibit to the September 18, 1998 Report on Form 8-K and incorporated herein by reference).

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