Form 10-K/A
period 1998-06-30
PVC CONTAINER CORP
filed 1998-10-28
CIK 81288

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                   FORM 10-K/A
                                      NO. 1

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________.

                         COMMISSION FILE NUMBER 0-30067

                            PVC CONTAINER CORPORATION
--------------------------------------------------------------------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                             Delaware                                                         13-2616435
--------------------------------------------------------------------         --------------------------------------------

                 (STATE OF OTHER JURISDICTION OF                                          IRS IDENTIFICATION
                  INCORPORATION OR ORGANIZATION)                                                NUMBER


          401 Industrial Way West, Eatontown, New Jersey                                        07724
--------------------------------------------------------------------         --------------------------------------------

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

                  The Company's business is usually characterized by low customer demand during the months of July and August and the last half of December due to shutdowns of buyers' plants during those periods. Some of the markets the Company sells to are seasonal, such as lawn, garden and agricultural chemicals which Airopak is dependent upon. These markets are characterized by high demand in the periods of December through June and low demand from July through November of each year.

                  Manufacturing Operations. The Company uses extrusion blow molding equipment to manufacture its PVC plastic bottles. The same equipment is also used to manufacture fluorinated and non-fluorinated plastic bottles from HDPE and can also be used with some modifications, to process bottles from other blow molding polymers, including polypropylene, glycol-modified polyethylene terephthalate ("PETG") and some new extrusion grade polyethylene terephathalate resins ("EPET") which are presently semi-commercial. The Company also manufactures and sells plastic bottles made from injection stretch blow molding grades of PET as well as PET preforms which can be converted into various sizes of plastic bottles and which can be economically shipped in their preform state prior to such conversion.

                  The Company operates facilities in Eatontown, New Jersey, Paris, Illinois, Manchester, Pennsylvania, Walterboro, South Carolina, Philmont, New York, Kingston, New York and Ardmore, Oklahoma for the manufacturing of plastic bottles. During September, 1998 the Company relocated its existing plastic bottle business from a facility in Eatontown, New Jersey owned by the Company to a newly constructed facility in Hazleton, Pennsylvania. See Properties. This new facility provides the Company with additional space needed to support manufacturing on a more economical and efficient basis. The Company is in the process of selling its plastic bottling facility located in Eatontown. In April 1993, the Company commenced operations in a new facility, located in Paris, Illinois which was added to support growth of the Company's midwest bottle business. On August 4, 1994, the Company acquired from Air Products and Chemicals Inc., through its recently incorporated wholly-owned subsidiary known as Airopak Corporation the assets of a specialty container business. The business is conducted from leased facilities located in Manchester, Pennsylvania, and relates to the manufacture and sale of AIROPAK(R) fluorinated HDPE containers. The assets of the business consist of equipment, machinery and inventory used in connection with the manufacturing of such containers. A description of the Company's plastic bottle facilities is set forth below in item 2 entitled "Properties".

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

                  Raw Materials. Since the Company completed and opened its PVC compounding facility in 1982, the Company has manufactured for its own use most of the PVC compounds used by it in the manufacture of plastic bottles. The major ingredients used to manufacture such PVC compounds are PVC resins (approximately 85%) and MBS (methacrylate-butadiene-styrene) impact modifiers (approximately 12%). The balance of such ingredients includes heat stabilizers, lubricants, processing aids, and toners (pigments), which materials are readily available from various suppliers. The other raw materials used to manufacture plastic bottles are primarily HDPE and PET. The Company believes it is not dependent upon any single supplier for these major raw materials. The Company relies on multi-year supply contracts for the purchase of these raw materials, and believes that it will be able to purchase sufficient quantities in the foreseeable future.

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

                  A shortage of labor and higher cost of living in New Jersey and the resulting increased employee turnover and difficulty in retaining labor on swing shifts, weekends and holidays influenced the Company's decision to relocate its New Jersey manufacturing facility to Hazleton, Pennsylvania which has a large labor pool. Additionally, the Company has been able to improve its overall costs by expanding and shifting a portion of its business to its lower cost facilities located in Paris, Illinois and Walterboro, South Carolina, and as a result also contributes to making the Company more cost competitive. See "Properties".

                  As a result of the recent acquisition of the Philmont, New York facility see "General", "Manufacturing Operations" and "Properties", the Company has increased its container decorating capabilities to include automatic silk screen in multiple color applications, pressure sensitive paper and plastic film labels and thermage heat transfer labeling. While the Company believes that eventually it will be required to establish this capability in some of its other manufacturing facilities, it does currently interfere with the Company's ability to compete.

                  PVC competes with PET and PETG as a material for use in the manufacture of transparent plastic bottles. Manufacturers of bottles made of PET have captured a portion of the edible oil, household chemical and medicinal segments of the plastic bottle market from PVC bottle manufacturers. Because the price of PET bottles becomes competitive on high volume orders of custom bottles (i.e., orders of more than approximately 5 million to 10 millions units), there is a substantial risk that customers who have large custom bottle requirements may increasingly consider using PET bottles instead of PVC bottles. Because most of the Company's custom bottle business consists of low or mid-range volume orders, the Company's custom bottle business has been less vulnerable to PET. However, recently several stock PET containers of similar shape and size to some of the Company's PVC stock bottles are becoming more prevalent in the Company's markets. Although injection PET tooling is considerably more expensive than PVC extrusion tooling, some components of PET molds and tooling can be shared over several custom or stock designs thereby reducing the higher tooling/mold intensity associated with the injection based PET stock and custom bottle business. The Company has the ability to manufacture PETG bottles by modifying its equipment, and the Company now manufactures and sells PETG bottles. As indicated above, under "Manufacturing Operations", the Company has commenced the manufacture and sale of PET plastic bottles and preforms at its facility in Paris, Illinois, Walterboro, South Carolina and Hazleton, Pennsylvania as a defensive and marketing strategy. This new capacity allows the Company to compete for PET bottle applications in the plastic bottle market. See "Environmental Regulation" below.

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

                  Additionally, solid waste disposal and mandatory recycling have become a major environmental issue with respect to plastic packaging in general. Concerns over the incineration of PVC compounds, which allegedly result in hydrochloric acid and dioxin emissions, have also recently been voiced. Further, the state and national concern over disposal of solid waste has resulted in several states proposing bans of certain plastics including PVC packaging materials. Thus far, however, no bans have been implemented that would affect PVC as a packaging material. The SPI and VI have effectively lobbied state legislatures which have enacted legislation supporting the recycling of plastics. The Company is currently implementing a program that is mandatory in certain states of placing a recycling code on the bottom of most bottles 8 ounces in capacity or larger. The Company believes, however, that the threat of further regulatory actions inhibiting the future growth of PVC as a viable packaging material will be minimal, although no assurances can be given that further regulatory actions, or the threat of further regulatory action would not have a negative affect on the Company's business.

                  Employees. As of June 30, 1998 the Company employed 231 people at its Eatontown, New Jersey facility of whom 32 were in executive, administrative and clerical positions, 16 were engaged in sales activities and 183 in general manufacturing. As indicated above under "Manufacturing Operations", the Company relocated in September 1998 its Eatontown, New Jersey manufacturing facility to a new facility located in Hazleton, Pennsylvania. The executive offices of the Company will remain in Eatontown, New Jersey until the Eatontown facility is sold and the executive offices will thereafter be relocated in the Eatontown area. There are currently employed 75 people in the new manufacturing facility in Hazleton, Pennsylvania. The Company employs 99 people at its Paris, Illinois facility, 54 people at its Walterboro, S.C. facility, 75 people at Airopak Corporation in its Manchester, Pennsylvania facility, 150 people at its Philmont, New York facility and a total of 85 people at Kingston, New York and the Ardmore, Oklahoma facilities. The Company renewed its collective bargaining agreement with Local 108 of the Retail, Wholesale and Department Store Union, FL-CIO, effective September 1, 1997 until August 31, 2000. The Company considers its relations with its work force and the union to be good.


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


Item 2.           Properties.

                  The Company's manufacturing activities with respect to its continuing businesses are conducted at the nine facilities described in the following table:

                                                                                             Building Area
Location                                            Purpose of Facility                      (square feet)
--------                                            -------------------                      -------------
Eatontown, New Jersey                               Plastic Bottle Plant and                   136,998(1)
                                                    warehousing and Office
Eatontown, New Jersey                               Plastic Compounding Plant,                  50,162(2)
                                                    warehouse and Executive
                                                    offices
Manchester, Pennsylvania                            Airopak Corporation Plant and               69,140(3)
                                                    warehousing
Manchester, Pennsylvania                            Airopak Corporation                         25,000(4)
                                                    warehousing
Paris, Illinois                                     Plastic bottle Plant and                   125,000(5)
                                                    warehousing and office
Walterboro, S.C.                                    Plastic bottle Plant                        61,430(6)
                                                    warehousing and office
Philmont, New York                                  Plastic bottle plant, warehouse
                                                    and office                                 100,000(7)
Kingston, New York                                  Plastic bottling plant,                     34,000(8)
                                                    warehouse and office
Ardmore, Oklahoma                                   Plastic bottling plant,                     10,000(8)
                                                    warehouse and office

                  1. The Eatontown bottle plant manufacturing facility has been located at 401 Industrial Way West, Eatontown, New Jersey on 8.1 acres of real property owned by the Company. The Company's principal executive offices are also located at this location. The building is constructed from concrete panels, and was completed in June 1989. In connection with the construction and acquisition of certain equipment for this facility, the Company obtained financing through the NJEDA. During June 1996 the Company completed the construction of an additional 34,000 sq. foot warehouse and manufacturing space. This expansion was financed by the Company through its revolving credit facility at Fleet Bank N.A. as at June 30, 1996. On September 6, 1996 the Company obtained additional financing in the amount of $1,200,000. See Note 5 to the Notes to the Consolidated Financial Statements below. As indicated above, under "Manufacturing Operations" and "Employees", the Company relocated during September 1998 its Eatontown, New Jersey manufacturing facilities to a new facility located in Hazleton, Pennsylvania on 10 acres of real property owned by the Company. The Hazleton facility is a solid concrete tilt-up facility, sprinklered throughout and consisting of 160,000 square feet of manufacturing and warehouse space. There are also ten loading docks and a rail siding at the facility.

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

                  4. Airopak corporation also leases 25,000 square feet of separate warehouse space in a steel building. The aggregate annual rental payable with respect to the manufacturing and warehouse space for the Airopak Corporation detailed above and in Item 4 is $320,136 plus real estate taxes, utilities and certain other charges payable under net leases which expire on April 30, 1998. It is believed that these facilities are large enough to allow for future growth of the business conducted at these facilities.

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

                  7. As indicated above under "Manufacturing Operations" the Company acquired on March 30, 1998 the plastic bottle manufacturing facilities of McKechnie Investments Ltd. The facility consists of 100,000 square feet of warehouse and manufacturing space located on 37 acres of real property owned by the Company.

                  8. As indicated above under "Manufacturing Operations" the Company acquired on September 3, 1998 the plastic bottle manufacturing business of Marpac Industries located in Kingston, New York and Ardmore, Oklahoma. The Kingston facility consists of 34,000 square feet of manufacturing, warehouse and office space. The Ardmore, Oklahoma facility consists of 10,000 square feet of manufacturing, warehouse and office space. The Kingston facility is located on approximately 6 acres of real property with 2.4 adjacent acres for expansion and all of which are owned by the Company.


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

                  None

                                     PART II


Item 5.           Market for Registrant's Common Stock
                  and Related Securityholder Matters.

                  The Company's common stock trades on the Nasdaq National Stock Market under the symbol PVCC. The last trade of the common stock on September 11, 1998 was at a price of $6.625 per share. The following is a summary of the high and low trade information on the Nasdaq National Stock Market during the fiscal year of the Company ended June 30, 1998 and June 30, 1997:

       Year Ended June 30, 1998

                                                       Low                    High
                                                       ---                    ----
              1st Quarter                             $3.06                  $4.75

              2nd Quarter                              3.50                   4.69

              3rd Quarter                              4.375                  7.25

              4th Quarter                              6.00                   9.75

       Year Ended June 30, 1997

                                                       Low                    High
                                                       ---                    ----
              1st Quarter                             $3.14                  $3.42

              2nd Quarter                              3.17                   3.46

              3rd Quarter                              3.86                   4.19

              4th Quarter                              3.38                   3.78

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

Item 6.           Selected Financial Data.

                                                         Years Ended June 30
------------------------------------------------------------------------------------------------------------------------------------
                              1998                  1997                 1996                   1995                  1994
                              ----                  ----                 ----                   ----                  ----
------------------------------------------------------------------------------------------------------------------------------------
SELECTED INCOME
STATEMENT DATA:
------------------------------------------------------------------------------------------------------------------------------------
Net Sales                    $69,728,498            $58,392,310           $57,216,317            $53,886,103           $38,352,843
------------------------------------------------------------------------------------------------------------------------------------
Income from operations        $4,489,406             $4,206,218            $4,950,200             $3,556,095            $1,535,767
------------------------------------------------------------------------------------------------------------------------------------
Net Income                    $2,087,891             $2,250,528            $2,552,570             $1,610,665              $647,260
------------------------------------------------------------------------------------------------------------------------------------
Earnings per share:*
  Weighted average shares
for diluted shares             7,064,671              6,989,034             6,841,085              6,964,730             6,931,256
------------------------------------------------------------------------------------------------------------------------------------
Income from operations              $.64            $       .60            $      .72            $       .51           $       .22
------------------------------------------------------------------------------------------------------------------------------------
Net Income                          $.30            $       .32           $       .37            $       .23           $       .09
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends per share            $---            $       .06           $        --            $       .05           $       .05
------------------------------------------------------------------------------------------------------------------------------------
Stock dividends per share           $---            $       ---            $      .08            $        --            $       --
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
SELECTED BALANCE
SHEET DATA
------------------------------------------------------------------------------------------------------------------------------------
Current assets               $24,873,463            $20,386,764           $19,274,008            $16,605,173           $14,716,364
------------------------------------------------------------------------------------------------------------------------------------
Current liabilities          $16,654,395            $11,876,707           $12,299,121            $10,655,197           $10,084,651
------------------------------------------------------------------------------------------------------------------------------------
Working capital               $8,219,068             $8,510,057            $6,974,887             $5,949,976            $4,631,713
------------------------------------------------------------------------------------------------------------------------------------
Total assets                 $70,244,118            $46,041,366           $44,181,871            $34,158,390           $32,159,249
------------------------------------------------------------------------------------------------------------------------------------
Noncurrent liabilities       $34,862,808            $17,525,635           $17,196,372            $11,369,189           $11,213,163
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity         $18,726,915            $16,639,024           $14,686,378            $12,134,004           $10,861,435
------------------------------------------------------------------------------------------------------------------------------------

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

Item 7.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.

                  Results of Operations

                  The Company's net sales for the fiscal year ended June 30, 1998 reached a level of $69,728,000, an increase of approximately 19.4% over the 1997 level of $58,392,000. The Company's Airopak specialty container division and its Novatec Plastics division both experienced increased demand; its Novapak division, which now includes the Charter Supply Co., Inc. (McKechnie) acquisition registered significant growth in demand for its PET bottles.

                  Cost of goods sold decreased from 78.2% in 1997 to 76.7% in fiscal 1998. Manufacturing efficiencies and lower raw material prices accounted for this decrease. Selling, general, and administrative expenses ("SG&A") were $6,522,000 or 9.4% of net sales for the fiscal year ended June 30, 1998 as compared to $5,394,000 or 9.2% of net sales for the fiscal year ended June 30, 1997. SG&A expenses have increased to support the Company's expansion and its entry into the PET market.

                  The Company recorded a $1,200,000 pretax charge to income for restructuring relating to the relocation of its Eatontown, New Jersey manufacturing facility to Hazleton, Pennsylvania.

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

                         Liquidity and Capital Resources

                  The Company's liquidity position at June 30, 1998 changed slightly from the prior year. Working capital decreased approximately $291,000 to $8,219,000 at June 30, 1998 from $8,510,000 at June 30, 1997. The current ratio decreased to 1.49 at June 30, 1998 from 1.72 at June 30, 1997.

                  Cash flows from operations during fiscal 1998 in the amount of $7,409,000 represent an increase of $4,465,000 from the prior year. The major reasons are an increase in depreciation ($1,029,000), improved accounts receivable collections ($858,000) and inventory management ($656,000), and a $1,200,000 restructuring accrual which will be mostly paid or settled in fiscal 1999.

                  The Company received $12,460,000 in proceeds from long term debt, as well as $1,011,000 from the sale of certain equipment. These funds, combined with the cash flow from operations, were used to finance the acquisition of Charter Supply Co., Inc., (McKechnie) acquire $5,536,000 in capital assets, and reduce long term debt by $4,489,000.

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

                  During fiscal 1998, the Company began a program to upgrade its computer software and hardware which is expected to be completed in calendar 1999, prior to any anticipated impact on its operating systems. A significant portion of the costs related to this program are included in the June 30, 1998 audited financial statements. The Company believes that with these upgrades for its computer systems, the Year 2000 issue will not pose significant operational problems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

                  The Company is continuing to contact all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and will not have a material adverse effect on the Company's systems.

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

                  JOEL FRANCIS ROBERTS, from 1984 to July 1986, was a plant manager for Technical Plastics Extruders, an extruder of sheet material. During July 1986 he joined the Company as a plant manager and became a Director of Operations during 1989. He became a Senior Vice President for Operations during November 1989.

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

                  10.18 Stock Purchase Agreement dated September 3, 1998 among the Company and the sellers of all the securities of Marpac Industries, Inc. (filed as an Exhibit to the September 18, 1998 Report on Form 8-K and incorporated herein by reference).

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

10.18 Stock Purchase Agreement dated September 3, 1998 among the Company and the sellers of all the securities of Marpac Industries, Inc. (filed as an Exhibit to the September 18, 1998 Report on Form 8-K and incorporated herein by reference).

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

                              SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PVC CONTAINER CORPORATION
                                     (Registrant)

                              By:/s/ Phillip L. Friedman
                                     Phillip L. Friedman,
                                     President and Chief Executive Officer


                              Date:  October 19, 1998

                            PVC CONTAINER CORPORATION



                        CONSOLIDATED FINANCIAL STATEMENTS



                                    FORM 10-K



                                  JUNE 30, 1998