Form 10-Q
period 1998-09-30
PVC CONTAINER CORP
filed 1998-11-16
CIK 81288

                                                                          Part I
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (X) Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1998

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

                                                    Yes   X     No
                                                        -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


        Class                             Outstanding at September 30, 1998
Common $.01 par value                             7,004,705 shares

                                                                          Part I


                                    CONTENTS



                                                                           PAGE
                                                                            NO.
                                                                           ----

PART I.   FINANCIAL INFORMATION

          Consolidated Balance Sheets - September 30, 1998 and
          June 30, 1998                                                      3

          Consolidated Statements of Operations - Three Months
            Ended September 30, 1998 and 1997                                4

          Consolidated Statements of Cash Flows - Three Months
            Ended September 30, 1998 and 1997                                5

          Notes to Consolidated Financial Statements                         6

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            9-10


PART II.  OTHER INFORMATION                                                 11

                                                                          Part I

                            PVC Container Corporation

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                      SEPTEMBER        JUNE
                                                       30, 1998      30, 1998
                                                     -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                          $   168,432   $   868,498
  Accounts receivable, less allowance of
   $380,000 at September 30, 1998 and $412,000
   at June 30, 1998                                   11,222,135    11,091,406
  Inventories                                         10,867,360    10,901,200
  Prepaid expenses, taxes and other current assets       906,725       653,326
  Deferred income taxes                                1,486,033     1,486,033
                                                     -----------   -----------
Total current assets                                  24,650,685    25,000,463

Other assets                                             471,000       426,000
Intangibles, net                                       4,096,000
Unexpended proceeds from construction loan             7,112,327     8,653,055
Properties and equipment at cost - net of
  accumulated depreciation                            46,257,856    36,291,600
                                                     -----------   -----------
                                                     $82,587,868   $70,371,118
                                                     ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $ 7,728,161   $ 7,993,694
  Accrued expenses                                     4,977,475     5,806,645
  Income taxes payable                                                 238,325
  Current portion of long-term debt                    3,887,606     2,615,731
                                                     -----------   -----------
Total current liabilities                             16,593,242    16,654,395

Long-term debt                                        44,630,422    33,309,115
Deferred income taxes                                  3,117,568     1,680,693

Stockholders' equity:
  Preferred stock, par value $1.00, authorized
   1,000,000 shares, none issued
  Common stock, par value $.01, authorized
   10,000,000 shares, 7,004,705 shares issued
   and outstanding as of September 30, 1998 and
   June 30, 1998                                          70,047        70,047
  Capital in excess of par value                       3,646,747     3,646,747
  Retained earnings                                   14,529,842    15,010,121
                                                     -----------   -----------
Total stockholders' equity                            18,246,636    18,726,915
                                                     -----------   -----------
                                                     $82,587,868   $70,371,118
                                                     ===========   ===========

See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30
                                                                    1998            1997
                                                                ------------    ------------
Net sales                                                       $ 18,612,677    $ 15,313,084

Cost and expenses:
 Cost of goods sold (exclusive of depreciation
  and amortization expense shown separately below)                15,429,896      12,018,251
 Selling, general and administrative expenses                      1,931,266       1,473,604
 Depreciation and amortization                                     1,610,966         798,362
                                                                ------------    ------------
                                                                  18,972,128      14,290,217
                                                                ------------    ------------
(Loss) income from operations                                       (359,451)      1,022,867

Other income (expense):
 Interest expense                                                   (484,223)       (213,334)
 Other income                                                         43,395           9,560
                                                                ------------    ------------
                                                                    (440,828)       (203,774)
                                                                ------------    ------------
(Loss) income before provision for income taxes                     (800,279)        819,093

Benefit (provision) for income taxes                                 320,000        (331,700)
                                                                ------------    ------------
Net (loss) income                                               $   (480,279)   $    487,393
                                                                ============    ============

(Net loss) earnings per share (basic and diluted)               $       (.07)   $        .07
                                                                ============    ============


See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30
                                                            1998            1997
                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                       $   (480,279)   $    487,393
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                           1,610,966         798,362
   Deferred income taxes                                    (113,125)        (15,000)
   Changes in assets and liabilities:
     Accounts receivable, net of allowances                1,192,271        (108,988)
     Inventories                                             540,840        (431,261)
     Prepaid expenses, taxes and other current assets       (127,399)         85,599
     Other assets                                            253,000
     Accounts payable and accrued expenses                (2,473,703)        928,555
     Income taxes payable                                   (238,325)        206,701
                                                        ------------    ------------
Net cash provided by operating activities                    164,246       1,951,361

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                      (1,457,494)     (2,190,476)
Purchase of business                                     (12,000,000)
                                                        ------------    ------------
Net cash used in investing activities                    (13,457,494)     (2,190,476)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                              13,300,000         600,000
Payments on indebtedness                                    (706,818)       (341,448)
Net cash provided by financing activities                 12,593,182         258,552
                                                        ------------    ------------

Net (decrease) increase in cash and cash equivalents        (700,066)         19,437
Cash and cash equivalents at beginning of period             868,498         222,490
                                                        ------------    ------------
Cash and cash equivalents at end of period              $    168,432    $    241,927
                                                        ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                           $    426,173    $    226,885
                                                        ============    ============


Income taxes paid                                       $     34,000    $    140,000
                                                        ============    ============


See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                   Notes to Consolidated Financial Statements


Note 1 In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of September 30, 1998, and the consolidated results of operations and cash flows for the three month periods ended September 30, 1998 and 1997.

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

        Diluted earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. Common stock and common stock equivalents amounted to 7,004,705 for the three month periods ended September 30, 1998 and 1997.

Note 2 The accompanying financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries, Novatec Plastics Corporation, Marpac Industries, Inc., Airopak Corporation ("Airopak") and PVC Container International Sales Corporation, a foreign sales company incorporated in the U.S. Virgin Islands on March 1, 1993. All intercompany accounts have been eliminated.

Note 3 Excluded from the consolidated statements of cash flows for the three months ended September 30, 1998 and 1997 was the effect of certain noncash financing activities related to the $2.5 million and $7.3 million loans obtained by the Company from GE Capital in March 1998 and June 1998, respectively, the $3.5 million loan from GE Capital obtained by the Company in April 1997 and

                                                                          Part I

                           PVC Container Corporation


                   Notes to Consolidated Financial Statements


        the $5.5 million South Carolina EDA loan obtained by the Company in April 1996. Capital expenditures in connection with these agreements totaled approximately $1,540,000 and $498,000 for the three months ended September 30, 1998 and 1997, respectively.

        The purchase price for the business acquired (Note 5) in September 1998 is preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair market values as follows:

Fair value of assets acquired:
  Accounts receivable, net                                         $  1,323,000
  Inventory, net                                                        507,000
  Other current assets                                                  126,000
  Property, plant and equipment                                       8,579,000
  Goodwill and other noncurrent assets                                4,394,000

Less liabilities assumed:
  Accounts payable and accrued expenses                              (1,379,000)
  Deferred income taxes                                              (1,550,000)
                                                                   ------------
Net cash paid                                                      $ 12,000,000
                                                                   ============

        The purchase price for the business acquired (Note 5) in March 1998 was allocated to the assets acquired and liabilities assumed based on their estimated fair market values as follows:

Fair value of assets acquired:
  Accounts receivable, net                                         $  2,270,000
  Inventory, net                                                      1,107,000
  Prepaid expenses and other current assets                              21,000
  Property, plant and equipment                                       9,024,000

Less liabilities assumed:
  Accounts payable and accrued expenses                              (2,212,000)
                                                                   ------------
Net cash paid                                                      $ 10,210,000
                                                                   ============

Note 4 Inventories consist of:

                                                    SEPTEMBER            JUNE
                                                     30, 1998          30, 1998
                                                   -----------       -----------
Raw materials                                      $ 3,777,034       $ 3,355,086
Finished goods and supplies                          6,080,962         6,634,135
                                                   -----------       -----------
Total LIFO inventories                               9,857,996         9,989,221

Molds for resale in production                         595,262           539,635
Supplies                                               414,102           372,344
                                                   -----------       -----------
                                                   $10,867,360       $10,901,200
                                                   ===========       ===========

                                                                          Part I

                           PVC Container Corporation


                   Notes to Consolidated Financial Statements

Note 5 On September 3, 1998 pursuant to a Purchase Agreement, the Company acquired, in consideration for the payment of a purchase price of $12,000,000, all of the issued and outstanding shares of Marpac Industries, Inc. together with certain real property owned by the sellers. The consideration was provided by Fleet Bank, N.A. pursuant to a Loan and Security Agreement among the Company and its wholly-owned subsidiaries and Fleet Bank, N.A., dated as of September 3, 1998 in the amount of $12,000,000. Marpac Industries, Inc. is a technical blow molding operation that produces bottles, containers, cartridges and various dispensers for domestic and international customers including office equipment, food and industrial products. Marpac Industries, Inc. has its principal operation in Kingston, New York and also has a facility located in Ardmore, Oklahoma.

        The acquisition has been accounted for as a purchase and, accordingly, the results of the operations have been included in the Company's results of operations from the acquisition date. The purchase price has been preliminary allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of purchase price over net assets of the business acquired is amortized on a straight-line basis over fifteen years.

        On March 30, 1998 the Company acquired from McKechnie Investments, Inc., its wholly-owned subsidiary known as Charter Supply Co., Inc. for approximately $10.2 million. The Company accounted for the acquisition as a purchase. Accordingly, the acquired assets and liabilities assumed were recorded at their estimated fair values at the date of acquisition.

                                                                         Part I
                            PVC CONTAINER CORPORATION

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

RESULTS OF OPERATIONS

Net sales for the three month period ended September 30, 1998 were $18,613,000 as compared to $15,313,000 for the three month period ended September 30, 1997, representing approximately a 21.6% increase. The increase in revenue during the current three month period was due primarily to the inclusion of two recent acquisitions in the September 30, 1998 results.

Cost of goods sold for the three months ended September 30, 1998 was $15,430,000 or 82.9% of net sales as compared to $12,018,000 or 78.5% of net sales for the three months ended September 30, 1997. The increase relates primarily to the underabsorption of overhead, the relocation of a major manufacturing facility and related transition costs, and developing new bottle market opportunities in PET.

Selling, General and Administrative expenses ("SG&A") increased by $457,000 in the first quarter of fiscal 1999 compared to the same period in the prior year. For the quarter ended September 30, 1998, SG&A expenses were $1,931,000 or 10.4% of net sales, as compared to $1,474,000 or 9.6% of net sales for the quarter ended September 30, 1997. SG&A expenses increased due to the recent acquisitions, added marketing efforts to develop entry into the PET market and increased personnel necessary to support the Company's desire to grow its business.

Depreciation expense increased to a level of $1,611,000 for the three months ended September 30, 1998 as compared to $798,000 for the three month period ended September 30, 1997. This increase is attributed primarily to the recent acquisitions, as well as higher depreciation expense on the Company's new capital equipment employed for the manufacture of PET bottles.

Income from Operations decreased $1,382,000 during the three month period ended September 30, 1998 as compared to the same period a year ago. For the three month period ended September 30, 1998, Income (loss) from Operations was $(359,000) or (1.9%) of net sales, as compared to $1,023,000 or 6.7% of net sales for the three month period ended September 30, 1997. The decrease in operating income is principally the result of a delay in the start-up of the Company's new manufacturing facility in Hazelton, PA, as well as higher than anticipated start-up expenses at that location.

Net income (loss) for the quarter ended September 30, 1998 was $(480,000) or $(.07) per share as compared to $487,000 or $0.7 per share for the quarter ended September 30, 1997.

                           PVC CONTAINER CORPORATION

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and working capital marginally decreased, and remained adequate for the three month period ended September 30, 1998. Working capital at September 30, 1998 decreased $289,000 to $8,057,000 compared to $8,346,000 as of
June 30, 1998. The current ratio of assets to liabilities remained constant at 1.5.

During the three month period ended September 30, 1998, the Company generated cash from operations of $164,000 and proceeds from long term debt totalled approximately $13,300,000. These funds were used to finance the acquisition of Marpac Industries, Inc. for $12,000,000, acquire capital assets of $1,457,000, and reduce long term debt by $707,000.

The Company's short term liquidity and short term capital resources are adequate for timely payment to trade and other creditors. The Company's sources of credit are sufficient to meet its working capital and capital needs in the foreseeable future. At September 30, 1998, the Company had unused sources of liquidity consisting of cash and cash equivalents of $168,000 and the availability of the unused credit under a revolving credit facility of $2,300,000.

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

                                                                         Part II

                            PVC Container Corporation

                                Other Information


Item 6 - Exhibits and Reports on Form 8-K:

         (b) Reports on Form 8-K - There was a report on Form 8-K filed for the three months ended September 30, 1998.

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

Date: November 16, 1998