Form 10-Q
period 1998-12-31
PVC CONTAINER CORP
filed 1999-02-16
CIK 81288

                                                                          Part I

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

           For the quarterly period ended December 31, 1998

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


        Class                                Outstanding at December 31, 1998
Common $.01 par value                                7,004,705 shares

                                                                          Part I


                                    CONTENTS



                                                                                PAGE NO.
                                                                                --------
PART I.  FINANCIAL INFORMATION

         Consolidated Balance Sheets - December 31, 1998 and June 30, 1998         3

         Consolidated Statements of Operations - Three Months Ended
         December 31, 1998 and 1997 and Six Months Ended December 31,
         1998 and 1997                                                             4

         Consolidated Statements of Cash Flows - Six Months Ended
         December 31, 1998 and 1997                                                5

         Notes to Consolidated Financial Statements                                6

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                    9-10


PART II. OTHER INFORMATION                                                         11

                                                                          Part I
                            PVC Container Corporation

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                      DECEMBER          JUNE
                                                                                      31, 1998        30, 1998
                                                                                      --------        --------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $    96,167     $   868,498
   Accounts receivable, less allowance of $419,000 at December 31,
     1998 and $412,000 at June 30, 1998                                               9,816,295      11,091,406
   Inventories                                                                       11,893,506      10,901,200
   Prepaid expenses, taxes and other current assets                                     974,285         653,326
   Deferred income taxes                                                              1,486,033       1,486,033
                                                                                    -----------     -----------
Total current assets                                                                 24,266,286      25,000,463

Other assets                                                                            410,765         426,000
Intangibles, net                                                                      3,981,731
Unexpended proceeds from construction loan                                            6,021,861       8,653,055
Properties and equipment at cost - net of accumulated depreciation                   46,126,866      36,291,600
                                                                                    -----------     -----------
                                                                                    $80,807,509     $70,371,118
                                                                                    ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $ 7,100,930     $ 7,993,694
   Accrued expenses                                                                   4,376,013       5,806,645
   Income taxes payable                                                                  31,352         238,325
   Current portion of long-term debt                                                  4,321,687       2,615,731
                                                                                    -----------     -----------
Total current liabilities                                                            15,829,982      16,654,395

Long-term debt                                                                       43,460,047      33,309,115
Deferred income taxes                                                                 3,230,693       1,680,693

Stockholders' equity:
   Preferred stock, par value $1.00, authorized 1,000,000 shares, none issued
   Common stock, par value $.01, authorized 10,000,000 shares, 7,004,705 shares
     issued and outstanding as of December 31, 1998 and June 30, 1998                    70,047          70,047
   Capital in excess of par value                                                     3,646,747       3,646,747
   Retained earnings                                                                 14,569,993      15,010,121
                                                                                    -----------     -----------
Total stockholders' equity                                                           18,286,787      18,726,915
                                                                                    -----------     -----------
                                                                                    $80,807,509     $70,371,118
                                                                                    ===========     ===========


See accompanying notes.

                                                                          Part I
                            PVC Container Corporation

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                              DECEMBER 31                         DECEMBER 31
                                                    ------------------------------------------------------------------
                                                         1998              1997              1998              1997
                                                    ------------------------------------------------------------------
Net sales                                           $ 18,702,071      $ 14,711,015      $ 37,314,748      $ 30,024,099

Cost and expenses:
   Cost of goods sold (exclusive of
     depreciation and amortization
     expense shown separately below)                  14,218,260        11,152,733        29,648,156        23,170,984
   Selling, general and administrative expenses        2,102,114         1,593,961         4,033,380         3,067,307
   Depreciation and amortization                       1,817,181           882,522         3,428,147         1,681,142
                                                    ------------      ------------      ------------      ------------
                                                      18,137,555        13,629,216        37,109,683        27,919,433
                                                    ------------      ------------      ------------      ------------
                                                         564,516         1,081,799           205,065         2,104,666
Income from operations

Other income (expense):
   Interest expense                                     (697,833)         (243,579)       (1,182,056)         (456,913)
   Other income                                          200,168            16,490           243,563            26,051
                                                    ------------      ------------      ------------      ------------
                                                        (497,665)         (227,089)         (938,493)         (430,862)
                                                    ------------      ------------      ------------      ------------

Income (loss) before provision for income taxes           66,851           854,710          (733,428)        1,673,804

(Provision) benefit for income taxes                     (26,700)         (346,500)          293,300          (678,200)
                                                    ------------      ------------      ------------      ------------
Net income (loss)                                   $     40,151      $    508,210      $   (440,128)     $    995,604
                                                    ============      ============      ============      ============

Earnings (net loss) per share (basic
  and diluted)                                      $        .01      $        .07      $       (.06)     $        .14
                                                    ============      ============      ============      ============


See accompanying notes.

                                                                          Part I
                            PVC Container Corporation

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                        SIX MONTHS ENDED DECEMBER 31
                                                                            1998              1997
                                                                       ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                      $   (440,128)     $    995,604
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization                                        3,428,147         1,681,142
     Gain on sale of equipment                                             (107,000)
     Deferred income taxes                                                                    (15,000)
     Changes in assets and liabilities:
       Accounts receivable - net of allowances                            2,598,111         1,094,646
       Inventories                                                         (485,306)       (1,355,284)
       Prepaid expenses, taxes and other current assets                    (194,959)          127,940
       Other assets                                                         313,235
       Accounts payable and accrued expenses                             (3,702,396)         (742,188)
       Income taxes payable                                                (206,973)           83,951
                                                                       ------------      ------------
Net cash provided by operating activities                                 1,202,731         1,870,811

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of business                                                    (12,000,000)
Capital expenditures                                                     (1,938,950)       (2,495,546)
Proceeds from sale of equipment                                             107,000
                                                                       ------------      ------------
Net cash used in investing activities                                   (13,831,950)       (2,495,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt                                               (1,543,112)         (932,578)
Proceeds from long-term debt                                             13,400,000         1,500,000
                                                                       ------------      ------------
Net cash provided by financing activities                                11,856,888           567,422
                                                                       ------------      ------------

Net decrease in cash and cash equivalents                                  (772,331)          (57,313)
Cash and cash equivalents at beginning of period                            868,498           222,490
                                                                       ------------      ------------
Cash and cash equivalents at end of period                             $     96,167      $    165,177
                                                                       ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                          $  1,050,001      $    456,374
                                                                       ============      ============

Income taxes paid                                                      $    106,350      $    608,750
                                                                       ============      ============


See accompanying notes.

                                                                          Part I
                            PVC Container Corporation

                   Notes to Consolidated Financial Statements


Note 1 In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1998, and the results of operations and cash flows for the six month periods ended December 31, 1998 and 1997.

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

           Diluted earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. Common stock and common stock equivalents amounted to 7,169,167 and 7,013,413 in the second quarter of 1998 and 1997, respectively, and 7,004,705 for the six month periods ended December 31, 1998 and 1997.

Note 2 The accompanying financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries, Novatec Plastics Corporation, Marpac Industries, Inc., Airopak Corporation and PVC Container International Sales Corporation, a foreign sales company incorporated in the U.S. Virgin Islands on March 1, 1993. All intercompany accounts have been eliminated.

Note 3 Excluded from the consolidated statements of cash flows for the six months ended December 31, 1998 and 1997 was the effect of certain noncash financing activities related to the $2.5 million and $7.3 million loans obtained by the Company from GE Capital in March 1998 and June 1998, respectively, the $3.5 million loan from GE Capital obtained by the Company in April 1997 and

                                                                          Part I
                            PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)


           the $5.5 million South Carolina EDA loan obtained by the Company in April 1996. Capital expenditures in connection with these agreements totaled approximately $2,630,000 and $1,706,000 for the six months ended December 31, 1998 and 1997, respectively.

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
                                                                   ============

                           PVC Container Corporation
             Notes to Consolidated Financial Statements (continued)


Note 4     Inventories consist of:

                                                   DECEMBER             JUNE
                                                   31, 1998           30, 1998
                                                 -------------------------------
Raw materials                                    $ 4,444,999         $ 3,355,086
Finished goods and supplies                        6,419,525           6,634,135
                                                 -----------         -----------
Total LIFO inventories                            10,864,524           9,989,221

Molds for resale in production                       794,041             539,635
Supplies                                             234,941             372,344
                                                 -----------         -----------
                                                 $11,893,506         $10,901,200
                                                 ===========         ===========

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

                                                                          Part I
                            PVC CONTAINER CORPORATION

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

RESULTS OF OPERATIONS

Net sales for the three month period ended December 31, 1998 increased by 27.1% to $18,702,000 as compared to $14,711,000 for the three month period ended December 31, 1997. For the six months ended December 31, 1998, sales increased by 24.3% to $37,315,000 compared to $30,024,000 for the six month period ended December 31, 1997. The increases in revenues are primarily due to the inclusion of two recent acquisitions in the December 31, 1998 results.

Cost of goods sold for the three months ended December 31, 1998 was $14,218,000 or 76.0% of net sales as compared to $11,153,000 or 75.8% of net sales for the three months ended December 31, 1997. For the six months ended December 31, 1998 cost of goods sold was $29,648,000 or 79.5% of net sales as compared to $23,171,000 or 77.2% for the six months ended December 31, 1997. The increases relate primarily to the underabsorption of overhead, the relocation of a major manufacturing facility and related transition costs.

Selling, General and Administrative expenses ("SG&A") increased by $508,000 for the three month period and by $966,000 for the six month period ended December 31, 1998 compared to the same period a year ago. For the quarter ended December 31, 1998, SG&A expenses were $2,102,000 or 11.2% of net sales, as compared to $1,594,000 or 10.8% of net sales for the quarter ended December 31, 1997. For the six months ended December 31, 1998, SG&A expenses were $4,033,000 or 10.8% of net sales as compared to $3,067,000 or 10.2% of net sales for the six month period ended December 31, 1997. SG&A expenses increased due to the recent acquisitions as well as increased personnel expenses necessary to support the Company's desire to grow its business.

Depreciation and amortization expenses increased to a level of $1,817,000 for the three months ended December 31, 1998 as compared to $883,000 for the three months ended December 31, 1997. For the six month period ended December 31, 1998, depreciation and amortization expenses were $3,428,000 as compared to $1,681,000 for the six month period ended December 31, 1997. The increases are attributable to the depreciation expense on fixed assets related to the recent acquisitions as well as amortization expense on the goodwill generated from the Marpac acquisition.

Income from Operations decreased $517,000 during the three month period ended December 31, 1998 as compared to the same period a year ago. For the three month period ended December 31, 1998, Income from Operations was $565,000 or 3.0% of net sales, as compared to $1,082,000 or 7.4% of net sales for the three months ended December 31, 1997. Income from Operations for the six month period ended December 31, 1998 decreased to $205,000 or 0.6% of net sales as compared to $2,105,000 or 7.0% of net sales for the six month period ended December 31, 1997. The decrease in Operating Income is principally the result of a delay in the start-up of the Company's new manufacturing facility in Hazleton, PA, as well as higher than anticipated start-up expenses at that location.

Net income for the quarter ended December 31, 1998 decreased to $40,000 or $.01 on a diluted earnings per share basis as compared to $508,000 or $.07 on a diluted earnings per share basis for the same period a year ago. For the six months ended December 31, 1998, net income decreased to $(440,000) or $(.06) on a diluted earnings per share basis as compared to $996,000 or $.14 on a diluted earnings per share basis for the six month period ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position and working capital increased slightly during the six month period ended December 31, 1998. Net working capital as at December 31, 1998 was $8,436,000 compared to $8,346,000 as of June 30, 1998.
The current ratio of assets to liabilities remained unchanged at 1.5 at December 31, 1998.

During the six month period ended December 31, 1998, the Company generated cash from operations of $1,203,000 and received proceeds from long term debt in the amount of $13,400,000. These funds were used to acquire certain properties and all of the issued and outstanding shares of Marpac Industries, Inc. for $12,000,000, reduce long term debt by $1,540,000, and acquire capital assets of $1,939,000.

The Company's short term liquidity and short term capital resources are adequate for timely payment to trade and other creditors. The Company's sources of credit are sufficient to meet its working capital and capital needs in the foreseeable future. At December 31, 1998, the Company had unused sources of liquidity consisting of cash and cash equivalents of $96,000 and the availability of the unused credit under a revolving credit facility of $2,200,000.

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

During fiscal 1998, the Company began a program to upgrade its computer software and hardware which is expected to be completed in calendar 1999. A significant portion of the costs related to this program are included in the June 30, 1998 audited financial statements. The Company believes that with these upgrades for its computer systems, the Year 2000 issue will not pose significant operational problems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

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

                                                                         Part II

                            PVC Container Corporation

                                Other Information



Item 6 - Exhibits and Reports on Form 8-K:

           (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended December 31, 1998.

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