Form 10-Q
period 1999-03-31
PVC CONTAINER CORP
filed 1999-05-17
CIK 81288

                                                                          Part I
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

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


               2 Industrial Way West, Eatontown, New Jersey 07724
             (Address of principal executive offices and zip code)

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


        Class                                  Outstanding at March 31, 1999
Common $.01 par value                                  7,004,705 shares

                                                                          Part I


                                    CONTENTS


                                                                                     PAGE
                                                                                      NO.
                                                                                     ----

PART I.   FINANCIAL INFORMATION

          Consolidated Balance Sheets - March 31, 1999 and June 30, 1998               3

          Consolidated Statements of Income - Three Months Ended March 31,
            1999 and 1998 and Nine Months Ended March 31, 1999 and 1998                4

          Consolidated Statements of Cash Flows - Nine Months Ended
            March 31, 1999 and 1998                                                    5

          Notes to Consolidated Financial Statements                                   6

          Management's Discussion and Analysis of Financial Condition and
            Results of Operations
                                                                                      9-10


PART II.     OTHER INFORMATION                                                         11

                                                                          Part I

                            PVC Container Corporation

                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                                MARCH             JUNE
                                                                               31, 1999         30, 1998
                                                                              ----------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $   228,370      $   868,498
   Accounts receivable, less allowance of $518,000 at March 31, 1999
     and $412,000 at June 30, 1998                                             12,276,045       11,091,406
   Inventories                                                                 12,796,744       10,901,200
   Prepaid expenses, taxes and other current assets                             1,066,758          653,326
   Deferred income taxes                                                        1,486,033        1,486,033
                                                                              ----------------------------
Total current assets                                                           27,853,950       25,000,463

Other assets                                                                      428,359          426,000
Intangibles, net                                                                3,903,106
Unexpended proceeds from construction loan                                      6,084,847        8,653,055
Properties and equipment at cost - net of accumulated depreciation
                                                                               45,255,049       36,291,600
                                                                              ----------------------------
                                                                              $83,525,311      $70,371,118
                                                                              ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $ 8,180,174      $ 7,993,694
   Accrued expenses                                                             4,765,877        5,806,645
   Income taxes payable                                                           763,205          238,325
   Current portion of long-term debt                                            4,692,202        2,615,731
                                                                              ----------------------------
Total current liabilities                                                      18,401,458       16,654,395

Long-term debt                                                                 42,590,177       33,309,115
Deferred income taxes                                                           3,200,693        1,680,693

Stockholders' equity:
   Preferred stock, par value $1.00, authorized 1,000,000 shares, none issued
   Common stock, par value $.01, authorized 10,000,000 shares, 7,004,705 shares issued and outstanding as of March 31, 1999 and
     June 30, 1998                                                                 70,047           70,047
   Capital in excess of par value                                               3,646,747        3,646,747
   Retained earnings                                                           15,616,189       15,010,121
                                                                              ----------------------------
Total stockholders' equity                                                     19,332,983       18,726,915
                                                                              ----------------------------
                                                                              $83,525,311      $70,371,118
                                                                              ============================

See accompanying notes.

                                                                          Part I
                            PVC Container Corporation

                        Consolidated Statements of Income
                                   (Unaudited)


                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                     MARCH 31                             MARCH 31
                                           ------------------------------------------------------------------
                                               1999              1998             1999               1998
                                           ------------------------------------------------------------------

Net sales                                  $ 23,458,934      $ 17,592,611      $ 60,773,682      $ 47,616,710

Cost and expenses:
   Cost of goods sold (exclusive of
     depreciation and amortization
     expense shown separately below)
                                             16,763,637        13,257,057        46,411,793        36,428,041
   Selling, general and administrative
     expenses                                 2,456,180         1,652,655         6,489,560         4,719,962
   Depreciation and amortization              1,900,409           964,833         5,328,556         2,645,975
                                           ------------------------------------------------------------------
                                             21,120,226        15,874,545        58,229,909        43,793,978
                                           ------------------------------------------------------------------
Income from operations                        2,338,708         1,718,066         2,543,773         3,822,732

Other income (expense):
   Interest expense                            (646,632)         (297,289)       (1,828,688)         (754,202)
   Other income                                  44,220            44,436           287,783            70,486
                                           ------------------------------------------------------------------
                                               (602,412)         (252,853)       (1,540,905)         (683,716)
                                           ------------------------------------------------------------------
Income before provision for
   income taxes                               1,736,296         1,465,213         1,002,868         3,139,016

Provision for income taxes                     (690,100)         (593,055)         (396,800)       (1,271,255)
                                           ------------------------------------------------------------------
Net income                                 $  1,046,196      $    872,158      $    606,068      $  1,867,761
                                           ==================================================================

Earnings per share (basic and diluted)
                                           $        .15      $        .13      $        .09      $        .27
                                           ==================================================================




See accompanying notes.

                                                                          Part I
                            PVC Container Corporation

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              NINE MONTHS ENDED
                                                                                  MARCH 31
                                                                            1999            1998
                                                                       ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                      $    606,068      $  1,867,761
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization                                        5,328,556         2,645,975
     Gain on sale of equipment                                             (107,000)
     Deferred income taxes                                                  (30,000)          (38,000)
     Changes in assets and liabilities:
       Accounts receivable - net of allowances                              138,361        (1,472,649)
       Inventories                                                       (1,388,544)       (1,467,762)
       Prepaid expenses, taxes and other current assets                    (287,432)           13,035
       Other assets                                                         295,641
       Accounts payable and accrued expenses                             (2,233,288)        2,087,380
       Income taxes payable                                                 524,880           441,969
                                                                       ------------------------------
Net cash provided by operating activities                                 2,847,242         4,077,709

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of business                                                    (12,000,000)      (10,209,579)
Capital expenditures                                                     (2,951,903)       (3,175,375)
Proceeds from sale of equipment                                             107,000
                                                                       ------------------------------
Net cash used in investing activities                                   (14,844,903)      (13,384,954)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt                                               (3,042,467)       (3,077,044)
Proceeds from long-term debt                                             14,400,000        12,459,720
                                                                       ------------------------------
Net cash provided by financing activities                                11,357,533         9,382,676
                                                                       ------------------------------

Net (decrease) increase in cash and cash equivalents                       (640,128)           75,431
Cash and cash equivalents at beginning of period                            868,498           222,490
                                                                       ------------------------------
Cash and cash equivalents at end of period                             $    228,370      $    297,921
                                                                       ==============================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                          $  1,721,300      $    756,600
                                                                       ==============================

Income taxes paid                                                      $    111,000      $    867,000
                                                                       ==============================


See accompanying notes.

                                                                          Part I
                            PVC Container Corporation

                   Notes to Consolidated Financial Statements



Note 1 In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1999, and the results of operations and cash flows for the nine month periods ended March 31, 1999 and 1998.

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

           Diluted earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. Common stock and common stock equivalents amounted to 7,164,547 and 7,078,565 in the third quarter of 1999 and 1998, respectively, and 7,166,873 and 7,018,535 for the nine month periods ended March 31, 1999 and 1998, respectively.

Note 2 The accompanying financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries, Novatec Plastics Corporation, Marpac Industries, Inc., Airopak Corporation and PVC Container International Sales Corporation, a foreign sales company incorporated in the U.S. Virgin Islands on March 1, 1993. All intercompany accounts have been eliminated.

Note 3 Excluded from the consolidated statements of cash flows for the nine months ended March 31, 1999 and 1998 was the effect of certain noncash financing activities related to the $2.5 million and $7.3 million loans obtained by the

                                                                          Part I
                            PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)




           Company from GE Capital in March 1998 and June 1998, respectively, the $3.5 million loan from GE Capital obtained by the Company in April 1997 and the $5.5 million South Carolina EDA loan obtained by the Company in April 1996. Capital expenditures in connection with these agreements totaled approximately $2,630,000 and $3,482,000 for the nine months ended March 31, 1999 and 1998, respectively.

           The purchase price for the business acquired (Note 5) in September 1998 is preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair market values as follows:

           Fair value of assets acquired:
              Accounts receivable, net                                   $ 1,323,000
              Inventory, net                                                 507,000
              Other current assets                                           126,000
              Property, plant and equipment                                8,579,000
              Goodwill and other noncurrent assets                         4,394,000

           Less liabilities assumed:
              Accounts payable and accrued expenses                       (1,379,000)
              Deferred income taxes                                       (1,550,000)
                                                                         -----------
           Net cash paid                                                 $12,000,000
                                                                         ===========


           The purchase price for the business acquired (Note 5) in March 1998 was allocated to the assets acquired and liabilities assumed based on their estimated fair market values as follows:

           Fair value of assets acquired:
              Accounts receivable, net                                   $ 2,270,000
              Inventory, net                                               1,107,000
              Prepaid expenses and other current assets                       21,000
              Property, plant and equipment                                9,024,000

           Less liabilities assumed:
              Accounts payable and accrued expenses                       (2,212,000)
                                                                         -----------
           Net cash paid                                                 $10,210,000
                                                                         ===========

                                                                          Part I
                            PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)



Note 4  Inventories consist of:

                                                    MARCH            JUNE
                                                   31, 1999        30, 1998
                                                 ---------------------------

Raw materials                                     $4,690,791      $3,355,086
Finished goods and supplies                        6,599,495       6,634,135
                                                 ---------------------------
Total LIFO inventories                            11,290,286       9,989,221

Molds for resale in production                       937,626         539,635
Supplies                                             568,832         372,344
                                                 ---------------------------
                                                 $12,796,744     $10,901,200
                                                 ===========================


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

                                                                          Part I
                            PVC CONTAINER CORPORATION

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


RESULTS OF OPERATIONS

Net sales for the three month period ended March 31, 1999 increased by 33.3% to $23,459,000 as compared to $17,593,000 for the three month period ended March 31, 1998. For the nine months ended March 31, 1999, sales increased by 27.6% to $60,774,000 compared to $47,617,000 for the nine month period ended March 31, 1998. The increases in revenues are primarily due to the inclusion of two recent acquisitions in the March 31, 1999 results.

Cost of goods sold for the three months ended March 31, 1999 was $16,764,000 or 71.5% of net sales as compared to $13,257,000 or 75.4% of net sales for the three months ended March 31, 1998. The Company benefited from increased efficiencies as a result of higher production and sales volumes. For the nine months ended March 31, 1999, cost of goods sold was $46,412,000 or 76.4% of net sales as compared to $36,428,000 or 76.5% for the nine months ended March 31, 1998.

For the quarter ended March 31, 1999, Selling, General and Administrative ("SG&A") expenses were $2,456,000 or 10.5% of net sales, as compared to $1,653,000 or 9.4 % of net sales for the quarter ended March 31, 1998. For the nine months ended March 31, 1999, SG&A expenses were $ 6,490,000 or 10.7% of net sales as compared to $4,720,000 or 9.9% of net sales for the nine month period ended March 31, 1998. SG&A expenses increased due to the recent acquisitions as well as increased personnel expenses necessary to support the Company's desire to grow its business.

Depreciation and amortization expenses increased to a level of $1,900,000 for the three months ended March 31, 1999 as compared to $965,000 for the three months ended March 31, 1998. For the nine month period ended March 31, 1999, depreciation and amortization expenses were $5,329,000 as compared to $2,646,000 for the nine month period ended March 31, 1998. The increases are attributable to the depreciation expense on fixed assets related to the recent acquisitions as well as amortization expense on the goodwill generated from the Marpac acquisition.

Income from Operations increased by $621,000 during the three month period ended March 31, 1999 as compared to the same period a year ago. For the three month period ended March 31, 1999, Income from Operations was $2,339,000 or 10.0% of net sales, as compared to $1,718,000 or 9.8% of net sales for the three months ended March 31, 1998. Income from Operations for the nine month period ended March 31, 1999 decreased to $2,544 ,000 or 4.2% of net sales as compared to $3,823,000 or 8.0% of net sales for the nine month period ended March 31, 1998. The decrease in Operating Income is principally the result of a delay in the start-up of the Company's new manufacturing facility in Hazleton, PA, as well as higher than anticipated start-up expenses at that location.

Net income for the quarter ended March 31, 1999 increased to $1,046,000 or $.15 on a diluted earnings per share basis as compared to $872,000 or $.13 on a diluted earnings per share basis for the same period a year ago. For the nine months ended March 31, 1999, net income decreased to $606,000 or $.09 on a diluted earnings per share basis as compared to $1,868,000 or $.27 on a diluted earnings per share basis for the nine month period ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position and working capital increased during the nine month period ended March 31, 1999. Net working capital as at March 31, 1999 was $9,452,000 compared to $8,346,000 as of June 30, 1998. The current ratio of assets to liabilities remained unchanged at 1.5 at March 31, 1999.

During the nine month period ended March 31, 1999, the Company generated cash from operations of $2,847,000 and received proceeds from long term debt in the amount of $14,400,000. These funds were used to acquire certain properties and all of the issued and outstanding shares of Marpac Industries, Inc. for $12,000,000, reduce long term debt by $3,042,000, and acquire capital assets of $2,952,000.

The Company's short term liquidity and short term capital resources are adequate for timely payment to trade and other creditors. The Company's sources of credit are sufficient to meet its working capital and capital needs in the foreseeable future. At March 31, 1999, the Company had unused sources of liquidity consisting of cash and cash equivalents of $228,000 and the availability of the unused credit under a revolving credit facility of $2,800,000.


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

                                                                         Part II

                            PVC Container Corporation

                                Other Information



Item 6 - Exhibits and Reports on Form 8-K:
         ---------------------------------

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1999.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           PVC CONTAINER CORPORATION


                                           By  /s/ Phillip Friedman
                                             -----------------------------------
                                               Phillip Friedman, President and
                                                 Principal Financial Officer

Date:  May 14, 1999