Form 10-K
period 1999-06-30
PVC CONTAINER CORP
filed 1999-09-29
CIK 81288

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________.


                         COMMISSION FILE NUMBER 0-30067

                            PVC CONTAINER CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


 Delaware                                                        13-2616435
(STATE OF OTHER JURISDICTION OF                              IRS IDENTIFICATION
INCORPORATION OR ORGANIZATION)                                     NUMBER
2 Industrial Way West,
Eatontown, New Jersey 07724-2202                                    07724
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes x No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last trade on August 31, 1999, was approximately $13,680,868.

The number of shares outstanding of the registrant's only class of common stock, as of the latest practicable date, is as follows:

        Class                             Outstanding as of September 11, 1999
        -----                             ------------------------------------
Common Stock, $.01 par value                          7,038,705

                       EXHIBIT INDEX is located at Page 20

                                     PART I

Item 1.  Description of Business.

                   General. PVC Container Corporation (the "Company") was incorporated in Delaware on June 14, 1968. The Company's major business activity consists of the manufacture and sale of a line of plastic bottles made from polyvinyl chloride ("PVC") compounds, high-density polyethylene ("HDPE") and polyethylene terephthalate ("PET") resins. The Company sells these bottles through Novapak Corporation ("Novapak"), which is a wholly-owned subsidiary of the Company. Some of the HDPE bottles are fluorinated to improve the chemical resistance and barrier properties of the containers manufactured by the Company's wholly-owned subsidiary known as Airopak Corporation. All of these bottles ("plastic bottles") are used primarily for the packaging of cosmetics, toiletries, foods, household chemicals, lawn and garden and industrial chemical products.

                   PVC compounds are used by the Company or sold to other plastic bottle manufacturers for the production of plastic bottles which compete with those produced by the Company. These PVC compounds are produced and sold through the Company's wholly-owned subsidiary, Novatec Plastics Corporation, Inc. ("Novatec"). The Company also develops, manufactures, and sells a variety of specalty PVC compounds for non-bottle applications ("speciality compounds") including extruded profiles and accessories, moldings and other indoor fixtures, furniture, and a multitude of injection molded parts (the "Company's targeted markets").

                   On March 30, 1998, the Company acquired the plastic bottle blow molding business of McKechnie Investments, Inc., which operates out of a 100,000 square foot facility located in Philmont, New York and is operated by Novapak. The annual revenues of this business are approximately $17,000,000. The business serves primarily the toiletries and cosmetics, specialty and household chemical markets.

                   On September 3, 1998 the Company acquired all of the issued and outstanding stock of Marpac Industries, Inc. which was founded in 1967 and has annual sales of approximately $10,000,000. Marpac Industries, Inc. produces custom blow molded products including plastic bottles, containers, cartridges, double-wall cases, flexible spouts and various dispensers. Marpac Industries, Inc. is known in the market for its technical capabilities which allow it to manufacture uniquely configurated products within specific tolerances. Its business is presently operated out of two facilities located in Kingston, New York and Ardmore, Oklahoma.

                   Sales. The Company's plastic bottles are sold primarily to manufacturers of toiletries and cosmetics, food, household chemicals, lawn and garden and industrial chemical products, private label manufacturers of similar products, and bottle distributors who sell to such manufacturers. PVC compounds are sold to the Company and to other manufacturers of plastic bottles, and a small but increasing amount of specialty compounds are sold to a diverse range of manufacturers of other products. A limited amount of the Company's total sales is made through commissioned sales representatives. During the fiscal year ended June 30, 1999, no one customer accounted for 10% or more of the Company's net sales.

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

                   The Company operates plastic bottle manufacturing facilities in Hazleton, Pennsylvania, Paris, Illinois, Manchester, Pennsylvania, Walterboro, South Carolina, Philmont, New York, Kingston, New York and Ardmore, Oklahoma for the manufacturing of plastic bottles. During September, 1998 the Company relocated its existing plastic bottle business from a facility in Eatontown, New Jersey owned by the Company to a newly constructed facility in Hazleton, Pennsylvania. See Properties. This new facility provides the Company with additional space needed to support manufacturing on a more economical and efficient basis. The Company is in the process of selling its former plastic bottling facility, located in Eatontown. In April 1993, the Company commenced operations in a new facility, located in Paris, Illinois which was added to support growth of the Company's midwest bottle business. On August 4, 1994, the Company acquired from Air Products and Chemicals, Inc., through its recently incorporated wholly-owned subsidiary known as Airopak Corporation, the assets of a specialty container business. The business is conducted from leased facilities located in Manchester, Pennsylvania, and relates to the manufacture and sale of AIROPAK(R) fluorinated HDPE containers. The assets of the business consist of equipment, machinery and inventory used in connection with the manufacturing of such containers. A description of the Company's plastic bottle facilities is set forth below in item 2 entitled "Properties".

                   The Company manufactures plastic compounds utilizing a two stage process consisting of mixing a powder blend of various resins and other ingredients in an intensive mixer, and subsequently melting the powder in a compounding extrusion system for pelletizing the final plastic compound products. Three compounding lines are located in a separate facility in Eatontown, New Jersey, which began operations during October 1982. The Company will continue to purchase small amounts of PVC bottle compounds produced by others for use in the manufacturing of plastic bottles where customers specify a competing material. The capacity of the Company's PVC compounding facility is adequate to supply the Company's current requirements for PVC compound. The Company uses its excess PVC compounding capacity to produce PVC bottle compounds and specialty compounds for sale to other plastic processors of PVC bottles and other Company targeted markets. A description of the Company's compound facility is set forth below in Item 2 entitled "Properties".

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

                   A shortage of petroleum, should it develop, would have an effect on the availability and the cost of the raw materials used by the Company in connection with its business. The availability and price of resins has a direct effect on the business of the Company. Although sufficient PVC resin, HDPE and PET resins are currently available for the Company's operations, no assurance can be given that adequate supply of plastic resins will be available to the Company in the future. However, the cost of resin can vary and may have a material impact on the business of the Company. The Company has in the past been able to recover the cost of the resin price increase by increasing the sales price of its plastic bottles and any inability to do so in the future could have an adverse impact on the Company's financial results. Prices for PVC resins as well as HDPE and PET resins are mostly dependant upon the supply/demand of specific plastic resins as well as their monomer and their feedstocks. See "Competition & Marketing" below.

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

                   Competition and Marketing. The Company believes it is one of approximately thirty manufacturers of plastic bottles in the United States, one of at least five manufacturers of PVC bottle compounds and one of at least five manufacturers of specialty compounds for use in the Company's targeted markets. The dominant manufacturers of plastic bottles are Owens-Brockway, Inc. and Silgan Corp. The dominant manufacturers of PVC bottle compounds and PVC specialty compounds are Geon, Inc., and Georgia Gulf Corporation. The Company's sales volume, production capacity, and consumption of PVC resin are small compared to its competitors. The Company's major PVC compound competitors are large, integrated petrochemical companies with greater financial resources than the Company, and many of which also manufacture PVC resin.

                   The Company principally competes in the plastic bottle market on the basis of quality, customer service and price. The Company believes it produces a relatively high quality product in a timely manner in accordance with customer specifications and requirements, with a high level of customer service, and believes that this constitutes one of the primary areas in which the Company can compete with others in the same industry.

                   The Company sometimes purchases its supply of PVC resin from its PVC compound competitors. This has, at times, caused the Company to have difficulty obtaining adequate supplies of PVC resin and has permitted its competitors to increase PVC resin costs charged to the Company, which has resulted in reduced profit margins on PVC bottle compound; whereas profit margins on PVC specialty compounds remain stronger because the Company faces less price competition.

                   The market for PVC bottles and PVC bottle compounds has declined somewhat during the past several years due to industry concern over the ability to cope with solid waste issues. See item entitled "Environmental Issues." Industry demand for PVC bottles and compounds is, however, currently stable. The demand for PVC specialty compounds for use in the Company's targeted markets is experiencing modest growth which is higher than that of PVC bottle compounds. Competition in the area of PVC bottle compounds will remain intense during the foreseeable future because of excess PVC bottle compound manufacturing capacity and because PVC bottle compound buyers are increasingly concerned about price and less concerned about quality and service. In this respect, PVC bottle compound resembles a commodity business. This trend may inhibit the Company from further expanding its share of the PVC bottle compound market.

                   In response to these pressures in the PVC bottle compound market, the Company is continuing in its effort to develop specialty compounds for a diverse range of Company targeted markets. The Company believes that these specialty compound markets will be less sensitive to wide swings in the cost of PVC resin and may be more influenced by the performance, quality, and service which is characteristic of a specialty type business. In particular, the Company is marketing injection molding PVC compound for use in the communications, electronics and appliance markets and extrusion compounds for use in indoor molding and other specialty "profile" markets.

                   The Company believes its technical, marketing and manufacturing capability in the plastic bottle market is equal to that of its major competitors in small to midsize volume applications in its region, particularly in the toiletry, cosmetic and household chemical product segments, and believes its technical and marketing ability is equal to that of its major competitors in the PVC compound markets in its region. Its manufacturing capability for the PVC compound markets is limited by its lack of a facility to produce PVC resin.

                   A shortage of labor and higher cost of living in New Jersey and the resulting increased employee turnover and difficulty in retaining labor on swing shifts, weekends and holidays influenced the Company's decision as described above to relocate its New Jersey manufacturing facility from Eatontown, New Jersey to Hazleton, Pennsylvania which has a large labor pool. Additionally, the Company has been able to improve its overall costs by expanding and shifting a portion of its business to its lower cost facilities located in Paris, Illinois and Walterboro, South Carolina, and as a result also contributes to making the Company more cost competitive. See "Properties".

                   As a result of the recent acquisition of the Philmont, New York facility see "General", "Manufacturing Operations" and "Properties", the Company has increased its container decorating capabilities to include automatic silk screening multiple color applications, pressure sensitive paper and plastic film labels and therimage heat transfer labeling. While the Company believes that eventually it will be required to establish this capability in some of its other manufacturing facilities, it does currently interfere with the Company's ability to compete.

                   PVC competes with PET and PETG as a material for use in the manufacture of transparent plastic bottles. Manufacturers of bottles made of PET have captured a portion of the edible oil, household chemical and medicinal segments of the plastic bottle market from PVC bottle manufacturers. Because the price of PET bottles becomes competitive on high volume orders of custom bottles (i.e., orders of more than approximately 5 million to 10 millions units), there is a substantial risk that customers who have large custom bottle requirements may increasingly consider using PET bottles instead of PVC bottles. Because most of the Company's custom bottle business consists of low or mid-range volume orders, the Company's custom bottle business has been less vulnerable to PET. However, recently several stock PET containers of similar shape and size to some of the Company's PVC stock bottles are becoming more prevalent in the Company's markets. Although injection PET tooling is considerably more expensive than PVC extrusion tooling, some components of PET molds and tooling can be shared over several custom or stock designs thereby reducing the higher tooling/mold intensity associated with the injection based PET stock and custom bottle business. The Company has the ability to manufacture PETG bottles by modifying its equipment, and the Company now manufactures and sells PETG bottles. The Company has commenced the manufacture and sale of PET plastic bottles and preforms at its facility in Paris, Illinois, Walterboro, South Carolina and Hazleton, Pennsylvania as a defensive marketing strategy. This new capacity allows the Company to compete for PET bottle applications in the plastic bottle market. See "Environmental Regulation" below.

                   Research and Development. The Company spent approximately $222,000, $257,000 and $240,000 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively on research activities relating to the development of new designs of containers and the production of compounds. The major thrust of the Company's research and development efforts is currently in the area of new PVC compound development.

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

                   Solid waste disposal and mandatory recycling have become a major environmental issue with respect to plastic packaging in general. Concerns over the incineration of PVC compounds, which allegedly result in hydrochloric acid and dioxin emissions, have also recently been voiced. Further, the state and national concern over disposal of solid waste has resulted in several states proposing bans of certain plastics including PVC packaging materials. Thus far, however, no bans have been implemented that would affect PVC as a packaging material. The SPI and VI have effectively lobbied state legislatures which have enacted legislation supporting the recycling of plastics. The Company is currently implementing a program that is mandatory in certain states of placing a recycling code on the bottom of most bottles 8 ounces in capacity or larger. The Company believes, however, that the threat of further regulatory actions inhibiting the future growth of PVC as a viable packaging material will be minimal, although no assurances can be given that further regulatory actions, or the threat of further regulatory action would not have a negative impact on the Company's business.

                   Employees. As of June 30, 1999 the Company employed 45 people at its new executive office located at 2 Industrial Way West, Eatontown, New Jersey. The Company employs a total of 60 people at the Novatec facility in Eatontown, New Jersey. There are currently employed 99 people in the new manufacturing facility in Hazleton, Pennsylvania. The Company employs 123 people at its Paris, Illinois facility, 66 people at its Walterboro, S.C. facility, 70 people at Airopak Corporation in its Manchester, Pennsylvania facility, 164 people at its Philmont, New York facility and a total of 87 people at Kingston, New York and the Ardmore, Oklahoma facilities. The Company renewed its collective bargaining agreement with Local 108 of the Retail, Wholesale and Department Store Union, AFL-CIO, effective September 1, 1997 until August 31, 2000. The Company considers its relations with its work force and the union to be good.

Financial Information about Foreign and
Domestic Operations and Export Sales

                   The Company had export sales of $4,073,000 during the fiscal year ended June 30, 1999. Net sales to the northeast of the United States amounted to $36,939,000 during such fiscal year; net sales to the Midwest amounted to $26,095,000; net sales to the southeast amounted to $13,735,000; and net sales to other domestic regions amounted to $4,313,000 during such fiscal year.

Item 2.  Properties.

                   The Company's manufacturing activities with respect to its continuing businesses are conducted at the nine facilities described in the following table:



Location                                           Purpose of Facility                   Building Area
                                                                                         (square feet)
Hazleton, Pennsylvania                             Plastic Bottle Plant and              160,000(1)
                                                   warehousing and Office
Eatontown, New Jersey                              Plastic Compounding Plant,            50,162(2)
                                                   warehouse and offices
                                                   Executive offices                     9,300(9)
Manchester, Pennsylvania                           Airopak Corporation Plant and         145,221(3)
                                                   warehousing
Paris, Illinois                                    Plastic bottle Plant and              125,000(4)
                                                   warehousing and office
Walterboro, S.C.                                   Plastic bottle Plant warehousing      61,430(5)
                                                   and office
Philmont, New York                                 Plastic bottle plant, warehouse and   100,000(6)
                                                   office
Kingston, New York                                 Plastic bottling plant, warehouse     34,000(7)
                                                   and office
Ardmore, Oklahoma                                  Plastic bottling plant, warehouse     10,000(8)
                                                   and office

                   1. As indicated above, under "Manufacturing Operations" and "Employees", the Company relocated during September 1998 its Eatontown, New Jersey manufacturing facilities to a new facility located in Hazleton, Pennsylvania on 10 acres of real property owned by the Company. The Hazleton facility is a solid concrete tilt-up facility, sprinklered throughout and consisting of 160,000 square feet of manufacturing and warehouse space. There are also ten loading docks and a rail siding at the facility.

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

                   3. As described in the section entitled "Manufacturing Operations" the Company acquired a business located in Manchester, Pennsylvania. The facilities in Manchester are leased and consist of a manufacturing and warehouse facility having a total of approximately 145,221 square feet. The aggregate annual rental payable with respect to the manufacturing and warehouse space for the Airopak Corporation detailed above and in this Item 3 is $413,928 plus real estate taxes, utilities and certain other charges payable under a lease which expires or April 30, 2013 with two additional five year terms. It is believed that these facilities are large enough to allow for future growth of the business conducted at these facilities.

                   4. The Company commenced operations during April, 1993 in a new 62,500 square foot concrete plastic bottle manufacturing facility located in Paris, Illinois. The Company owns this facility and twenty acres of land on which it is located. Financing for this facility was obtained from the Edgar County Bank, the City of Paris, Illinois and the Illinois Small Business Development Agency. In July 1997, the Company completed the construction of an additional 62,500 square feet of warehouse and manufacturing space. This expansion was financed by the Company through the issuance of Industrial Development Revenue Bonds by the City of Paris, Illinois, in the amount of $3,500,000. See Note 5 to the Notes to the Consolidated Financial Statements below.

                   5. In October 1996, the Company completed construction and began operations in a new plastic bottle manufacturing plant located in Walterboro, South Carolina. This facility consists of 61,430 square feet of warehouse and manufacturing space, located on 8.83 acres of real property which is owned by the Company. Financing for this facility was obtained through the South Carolina Economic Development Authority in the amount of $5,500,000. See
Note 5 to the Notes to the Consolidated Financial Statements below.

                   6. As indicated above under "Manufacturing Operations" the Company acquired on March 30, 1998 the plastic bottle manufacturing facilities of McKechnie Investments Ltd. The facility consists of 100,000 square feet of warehouse and manufacturing space located on 37 acres of real property owned by the Company.

                   7. and 8. As indicated above under "Manufacturing Operations" the Company acquired on September 3, 1998 the plastic bottle manufacturing business of Marpac Industries located in Kingston, New York and Ardmore, Oklahoma. The Kingston facility consists of 34,000 square feet of manufacturing, warehouse and office space. The Ardmore, Oklahoma facility consists of 10,000 square feet of manufacturing, warehouse and office space. The Kingston facility is located on approximately 6 acres of real property with 2.4 adjacent acres for expansion and all of which are owned by the Company.

                   9. The Company occupies approximately 9,300 square feet of executive offices under a lease for a term of ten years commencing on January 1, 1999 at an initial monthly rental of

$13,950 until December 31, 2000 when the monthly rental increases to $15,500 until December 31, 2004 when the monthly rental increases to $16,275 until December 31, 2006 when the monthly rental increases to $17,050 until the end of the term. As indicated above under "Manufacturing Operations", the Company relocated its Eatontown, New Jersey manufacturing facility to a new facility located in Hazleton, Pennsylvania and its executive offices to the new location described above.

Item 3.  Legal Proceedings.

                   There are pending two actions and several claims against the Company relating to products of the Company manufactured and sold in the ordinary course of business and which, in the opinion of management, will not adversely affect the business or financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Securityholders.

                  None

                                     PART II

Item 5.  Market for Registrant's Common Stock
         and Related Securityholder Matters.

                   The Company's common stock trades on the Nasdaq National Stock Market under the symbol PVCC. The last trade of the common stock on August 31, 1999 was at a price of $6.50 per share. The following is a summary of the high and low trade information on the Nasdaq National Stock Market during the fiscal year of the Company ended June 30, 1999 and June 30, 1998:


Year Ended June 30, 1999
                                                Low                High
1st Quarter                                      $6.50                $7.50
2nd Quarter                                       6.125                7.75
3rd Quarter                                       6.125                7.50
4th Quarter                                       5.50                 7.00

Year Ended June 30, 1998
                                                Low                High
1st Quarter                                      $3.06                $4.75
2nd Quarter                                       3.50                 4.69
3rd Quarter                                      4.375                 7.25
4th Quarter                                       6.00                 9.75

                   As at September 2, 1999, the number of holders of record of the issued and outstanding common stock of the Company was approximately 595.

                   The Company on December 20, 1991 paid to shareholders its first dividend of $.05 per share of common stock, and a second, third and fourth dividend in the same amount was paid on December 18, 1992 December 8, 1993 and January 18, 1995. The Company declared on January 29, 1996 a stock dividend in the amount of 3% per share and a total of 202,817 shares were paid on February 26, 1996 to shareholders in connection with this dividend. The Company declared on August 29, 1996 a cash dividend of $.06 per share payable on September 20, 1996 to shareholders of record as of the close of business on September 13, 1996. No dividends have been declared or paid during the fiscal years ended June 30, 1999 and 1998. The Company paid dividends of approximately $418,000 during the fiscal year ended June 30, 1997.

Item 6.
Selected Financial Data.

                                                                        Years Ended June 30
- ---
                                          1999                1998              1997              1996                1995
                                          ----                ----              ----              ----                ----
SELECTED INCOME STATEMENT DATA:
- ---
Net Sales                                 $85,155,047         $69,728,498      $58,392,310        $57,216,317         $53,886,103
- ---
Income from operations                     $4,770,689          $4,489,406       $4,206,218         $4,950,200          $3,556,095
- ---
Net Income                                 $1,608,805          $2,087,891       $2,250,528         $2,552,570          $1,610,665
- ---
Earnings per share:*
  Weighted average shares
for diluted shares                          7,158,741           7,064,671        6,989,034          6,841,085           6,964,730
- ---
Income from operations                           $.67                $.64            $ .60               $.72                $.51
- ---
Net Income                                       $.23                $.30            $ .32               $.37                $.23
- ---
Cash dividends per share                         $---                $---            $ .06               $ --                $.05
- ---
Stock dividends per share                        $---                $---            $ ---              $ .08                $ --
- ---

SELECTED BALANCE SHEET DATA
- ---
Current assets                            $33,999,892         $25,000,463      $20,386,764        $19,274,008         $16,605,173
- ---
Current liabilities                       $20,360,096         $16,654,395      $11,876,707        $12,299,121         $10,655,197
- ---
Working capital                           $13,639,796          $8,346,068       $8,510,057         $6,974,887          $5,949,976
- ---
Total assets                              $83,352,568         $70,371,118      $46,041,366        $44,181,871         $34,158,390
- ---
Noncurrent liabilities                    $42,516,662         $34,989,808      $17,525,635        $17,196,372         $11,369,189
- ---
Stockholders' equity                      $20,475,810         $18,726,915      $16,639,024        $14,686,378         $12,134,004




* Earnings per share calculations are based on the weighted average number of shares of common stock and common stock equivalents outstanding. Retroactively restated for the 3% stock dividend paid on February 26, 1996 to shareholders of records on February 9, 1996.

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

                     FISCAL 1999 AS COMPARED TO FISCAL 1998

                   The Company's net sales for the fiscal year ended June 30, 1999 reached a level of $85,155,000, an increase of approximately 22.1% over the 1998 level of $69,728,000. The Company's Novatec Plastics division experienced increased demand; its Airopak specialty container division, which now includes Marpac Industries, and its Novapak division, (which reflects twelve months of operations from its acquisition of Charter Supply Co.,Inc. ("McKechnie) versus three months in 1998) also registered growth.

                   Cost of goods sold decreased from 76.7% in 1998 to 75.2% in fiscal 1999. Manufacturing efficiencies and lower raw material prices accounted for this decrease. Selling, general, and administrative expenses ("SG&A") were $9,187,000 or 10.8% of net sales for the fiscal year ended June 30, 1999 as compared to $6,522,000 or 9.4% of net sales for the fiscal year ended June 30, 1998. SG&A expenses have increased to support the Company's continued expansion. Depreciation and amortization expense for fiscal 1999 increased $3,132,000 as compared to fiscal 1998, primarily as a result of the recent acquisitions, as well as higher depreciation associated with recent investments in PET equipment.

                   Earnings before interest, taxes, depreciation, and amortization ("EBITDA") increased from approximately $8,642,000 in fiscal 1998 to approximately $12,212,000 in fiscal 1999. Of the $3,570,000 increase in EBITDA, approximately $662,000 was due to the performance of the Novatec Plastics division, with the remaining $2,908,000 as a result of the growth in the Company's plastic containers segment.

                   Income from operations for the fiscal year ended June 30, 1999 increased to $4,771,000 or 5.6% of net sales as a result of the fluctuations discussed above. For fiscal 1998, income from operations was $4,489,000 or 6.4% of net sales after a $1,200,000 pretax charge to income for restructuring relating to the relocation of its Eatontown, New Jersey manufacturing facility to Hazleton, Pennsylvania.

                   Net interest expense increased $1,197,000 during the fiscal year ended June 30, 1999 as compared to fiscal 1998. The net increase was primarily due to additional borrowings to finance acquisitions.

                   Net income for the year ended June 30, 1999 decreased to $1,609,000 or $.23 per share as compared to $2,088,000 or $.30 per share for fiscal 1998.

                     FISCAL 1998 AS COMPARED TO FISCAL 1997

                   The Company's net sales for the fiscal year ended June 30, 1998 reached a level of $69,728,000, an increase of approximately 19.4% over the 1997 level of $58,302,000. The Company's Airopak specialty container division and its Novatec Plastics division both experienced increased demand; its Novapak division, which now includes the Charter Supply Co., Inc. (McKechnie) acquisition registered significant growth in demand for its PET bottles.

                   Cost of goods sold decreased from 78.2% in 1997 to 76.7% in fiscal 1998. Manufacturing efficiencies and lower raw material prices accounted for this decrease. Selling, general and administrative expenses ("SG&A") was $6,522,000, or 9.4% of net sales for the fiscal year ended

June 30, 1998 as compared to $5,394,000, or 9.2% of net sales for the fiscal year ended June 30, 1997. SG&A expenses have increased to support the Company's expansion and its entry into the PET market.

                   The Company recorded a $1,200,000 pretax charge to income for restructuring relating to the relocation of its Eatontown, New Jersey manufacturing facility to Hazleton, Pennsylvania.

                   Income from operations for the fiscal year ended June 30, 1998 increased to $4,489,000 or 6.4% of net sales; before the restructuring charge, income from operations was $5,689,000, or 8.2% of net sales. For fiscal 1997, income from operations was $4,206,000 or 7.2% of net sales. Increased revenues and profit margins more than offset the increase in SG&A and depreciation expense.

                   Net interest expense increased $361,000 during the fiscal year ended June 30, 1998, as compared to fiscal 1997. The net increase was primarily due to additional borrowings to finance acquisitions.

                   Net income for the year ended June 30, 1998 decreased to $2,088,000 or $.30 per share as compared to $2,251,000 or $.32 per share for fiscal 1997. Prior to the restructuring charge net income was $2,790,000 or $.40 per share.

                         LIQUIDITY AND CAPITAL RESOURCES

                   The Company's liquidity position at June 30, 1999 increased from the prior year. Working capital increased approximately $5,294,000 to $13,640,000 at June 30, 1999 from $8,346,000 at June 30, 1998. Approximately
$4,351,000 of the increase relates to a reclassification from net property, plant and equipment to Net assets held for disposition, as a result of management's intent to sell this long-lived asset above net book value in fiscal 2000. The current ratio increased to 1.67 at June 30, 1999 from 1.50 at June 30, 1998.

                   Cash flows from operations during fiscal 1999 in the amount of $6,513,000 represent a decrease of $896,000 from the prior year. The major reasons are an increase in depreciation ($3,132,000) offset by lower net income ($479,000) and higher net operating working capital ($3,549,000).

                   The Company received $14,400,000 in proceeds from long term debt. These funds, combined with the cash flow from operations, were used to finance the acquisition of Marpac Industries, Inc., to acquire $3,022,000 in capital assets, and reduce long term debt by $6,350,000.

                   The Company's short term liquidity and short term capital resources are projected to be adequate to allow the Company to continue to make timely payments to trade and other creditors. The Company believes that the financial resources available to it, including internally generated funds and amounts available under its revolving credit facility would be sufficient to meet its foreseeable working capital requirements. As of June 30, 1999, the Company had unused sources of liquidity consisting of cash and cash equivalents of $784,000 and available unused credit under a revolving credit facility of $5,000,000.

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


Name                            Age         Held Office Since       Offices with the Company
Phillip L. Friedman              52               1982              President, Chief Executive, and
                                                                    Director
Joel Francis Roberts             57               1989              Senior Vice President Operations
William A. Del Pizzo             41               1996              Vice President, Chief Financial Officer
John F. Turben                   64               1996              Director
Raymond A. Lancaster             53               1996              Director
Michael Sherwin                  58               1996              Director
George R. Begley                 56               1996              Director

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

                   JOEL FRANCIS ROBERTS, from 1984 to July 1986, was a plant manager for Technical Plastics Extruders, an extruder of sheet material. During July 1986 he joined the Company as a plant manager and became a Director of Operations during 1989. He became a Senior Vice President for Operations during fiscal 1999.

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

                   RAYMOND A. LANCASTER

                   Mr. Lancaster is the Managing Partner of Kirtland Capital Partners II L.P. (see "Security Ownership of Certain Beneficial Owners and Management") and was the managing partner of Kirtland Capital Partners from 1995 to 1996 and of Key Corp. from 1990 to 1995. He is a member of the Executive and Audit Committee of the Company. Currently, Mr. Lancaster is a KCP I and KCP II Advisory Board member and a member of the Board of Directors of Fairmount Minerals, Ltd., PVC

Container Corporation, R. Tape Corporation, Stonebridge Industries, Steris Corporation, and Unifrax Corporation.

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

                  None.

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.

(a)      The following documents are filed as part of this report:

         (1)      Consolidated Financial Statements.

                  Report of Independent Auditors

                  Consolidated Balance Sheets at June 30, 1999 and 1998

                  Consolidated Statements of Income for the three years ended June 30, 1999

                  Consolidated Statements of Stockholders' Equity for the three years ended June 30, 1999

                  Consolidated Statements of Cash Flows for the three years ended June 30, 1999

                  Notes to Consolidated Financial Statements

         (2)      Consolidated Financial Statement Schedule.

                  Report of Independent Auditors on Consolidated Financial Statement Schedule

                  For the three years ended June 30, 1999


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

              10.15 1996 Incentive Stock Option Plan (filed as Exhibit 10.3 to the December 12, 1996 8-K, and incorporated herein by reference).

              10.16 Asset Purchase Agreement dated March 30, 1998 among the
                    Company, Charter Supply Co., Inc. and McKechnie Investments, Inc. (filed as an Exhibit to the April 14, 1998 Report on Form 8-K and incorporated herein by; reference).

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

                  Exhibits filed herewith:

                           None.

(b)      Reports on Form 8-K filed during last quarter of the year ended June
         30, 1999:

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



   10.11                        Third Amendment to Employment Agreement between Phillip L.
                                Friedman and the Company dated November 29, 1989 and incorporated herein by reference.
   10.12                        Asset Purchase Agreement between Airopak Corporation and Air
                                Products and Chemicals, Inc. dated August 4, 1994 (filed as
                                Exhibit 10 to the report on Form 8-K filed on August 8, 1994 and incorporated herein by reference).
   10.13                        Employment Agreement between the Company and Phillip L. Friedman dated July 1, 1996 (filed as Exhibit 10.2 to the December 12, 1996
                                8-K, and incorporated herein by reference)
   10.14                        Stock Purchase Agreement among the Company,
                                Kirtland Capital Partners, and Rimer Anstalt,
                                dated December 3, 1996 (filed as Exhibit 10.1 to
                                the December 12, 1996 8-K and incorporated
                                herein by reference).
   10.15                        1996 Incentive Stock Option Plan (filed as
                                Exhibit 10.3 to the December 12, 1996 8-K, and
                                incorporated herein by reference).
   10.16                        Asset Purchase Agreement dated March 30, 1998 among the Company,
                                Charter Supply Co., Inc. and McKechnie Investments, Inc. (filed as an Exhibit to the April 14, 1998 Report on Form 8-K and
                                incorporated herein by; reference).
   10.17                        Loan and Security Agreement among the Company
                                and its subsidiaries and Fleet Bank, N.A. dated
                                March 30, 1998 relating to the financing of the
                                purchase described in 10.16 above (filed as an
                                Exhibit to the April 14, 1998 Report on Form 8-K
                                and incorporated herein by reference).
   10.18                        Stock Purchase Agreement dated September 3, 1998
                                among the Company and the sellers of all the
                                securities of Marpac Industries, Inc. (filed as
                                an Exhibit to the September 18, 1998 Report on
                                Form 8-K and incorporated herein by reference).
   16                           Letter dated March 1, 1989 from Gassman, Rebhun & Co., P.C.
                                regarding resignation as certifying accountant for the Company
                                (filed as Exhibit 16 to the February 28, 1989 8-K, and
                                incorporated herein by reference).
   22                           Subsidiaries of the Company (filed as Exhibit 22 to the 1987 10-K, and incorporated herein by reference).
   23                           Consent of Ernst & Young LLP.

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

                                     PVC CONTAINER CORPORATION
                                            (Registrant)

                                     By:/s/Phillip L. Friedman
                                          -------------------------------------
                                          Phillip L. Friedman
                                          President and Chief Executive Officer

                                     Date: September 27, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Signature                 Title                                  Date
               ---------                 -----                                  ----
/s/Phillip Friedman                      Chief Executive Officer and Director   September 27, 1999
- ----------------------------------
Phillip L. Friedman

/s/William A. Del Pizzo                  Vice President, Chief Financial and    September 27, 1999
- ----------------------------------       Accounting Officer
William A. Del Pizzo

/s/John F. Turben                        Director                               September 27, 1999
- ----------------------------------
John F. Turben

/s/Raymond A. Lancaster                  Director                               September 27, 1999
- ----------------------------------
Raymond A. Lancaster


- ----------------------------------       Director
George R. Begley

/s/Michael Sherwin                       Director                               September 27, 1999
- ----------------------------------
Michael Sherwin

                        Consolidated Financial Statements

                            PVC Container Corporation

                          June 30, 1999, 1998 and 1997

                            PVC Container Corporation

                        Consolidated Financial Statements

                          June 30, 1999, 1998 and 1997





                                    CONTENTS


Report of Independent Auditors............................................... 1
Consolidated Balance Sheets.................................................. 2
Consolidated Statements of Income............................................ 3
Consolidated Statements of Stockholders' Equity.............................. 4
Consolidated Statements of Cash Flows........................................ 5
Notes to Consolidated Financial Statements................................... 6

                         Report of Independent Auditors


The Board of Directors and Stockholders
PVC Container Corporation

We have audited the accompanying consolidated balance sheets of PVC Container Corporation as of June 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PVC Container Corporation as of June 30, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

                                             [Ernst & Young LLP SIGNATURE]
MetroPark, New Jersey
September 17, 1999

                            PVC Container Corporation

                           Consolidated Balance Sheets


                                                                                     JUNE 30
                                                                              1999             1998
                                                                          -------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                $      784,087   $      868,498
 Accounts receivable, net                                                     12,815,674       11,091,406
 Inventories                                                                  13,386,060       10,901,200
 Prepaid expenses and other current assets                                     1,146,070          653,326
 Deferred income taxes                                                         1,517,271        1,486,033
 Net assets held for disposition                                               4,350,730
                                                                          -------------------------------
 Total current assets                                                          33,999,892       25,000,463

Other assets                                                                     235,784          426,000
Goodwill, net of accumulated amortization                                      3,826,482
Unexpended proceeds from construction loan                                     4,724,914        8,653,055
Properties, plant and equipment at cost, net                                  40,565,496       36,291,600
                                                                          -------------------------------
                                                                          $    83,352,568  $   70,371,118
                                                                          ===============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                         $    9,596,606   $    7,993,694
 Accrued expenses                                                              4,864,355        5,806,645
 Income taxes payable                                                          1,337,291          238,325
 Current portion of long-term debt                                             4,561,844        2,615,731
                                                                          -------------------------------
Total current liabilities                                                     20,360,096       16,654,395

Long-term debt                                                                39,413,118       33,309,115
Deferred income taxes                                                          3,103,544        1,680,693

Stockholders' equity:
 Preferred stock, par value $1.00, authorized 1,000,000 shares, none issued
 Common stock, par value $.01, authorized 10,000,000 shares, 7,038,705 and
   7,004,705 shares issued and outstanding as of June 30, 1999 and
   1998                                                                           70,387           70,047
 Capital in excess of par value                                                3,786,497        3,646,747
 Retained earnings                                                            16,618,926       15,010,121
                                                                          -------------------------------
Total stockholders' equity                                                    20,475,810       18,726,915
                                                                          -------------------------------
                                                                             $83,352,568      $70,371,118
                                                                          ===============================

See accompanying notes.

                            PVC Container Corporation

                        Consolidated Statements of Income




                                                                     FISCAL YEAR ENDED JUNE 30
                                                              1999             1998             1997
- -----------------------------------------------------------------------------------------------------------
Net sales                                                    $85,155,047       $69,728,498      $58,392,310

Cost and expenses:
 Cost of goods sold (exclusive of depreciation and
   amortization expense shown separately below)
                                                              64,056,366        53,508,548       45,650,484
 Selling, general and administrative expense                   9,186,743         6,521,759        5,393,838
 Depreciation and amortization expense                         7,141,249         4,008,785        2,979,982
 Equity in loss of jointly owned company                                                            161,788
 Provision for restructuring                                                     1,200,000
                                                              ---------------------------------------------
                                                              80,384,358        65,239,092       54,186,092
                                                              ---------------------------------------------
Income from operations                                         4,770,689         4,489,406        4,206,218

Other income (expenses):
 Interest expense                                             (2,457,940)       (1,205,477)        (834,695)
 Interest income                                                  68,590            13,451            4,093
 Other income                                                    299,966           144,018          250,261
                                                              ---------------------------------------------
                                                               2,089,384        (1,048,008)        (580,341)
                                                              ---------------------------------------------
Income before provision for income taxes                       2,681,305         3,441,398        3,625,877

Provision for income taxes                                     1,072,500         1,353,507        1,375,349
                                                               --------------------------------------------
Net income                                                    $1,608,805        $2,087,891       $2,250,528
                                                               ============================================

Earnings per share (basic and diluted)                              $.23              $.30             $.32
Cash dividends per share                                                                                .06


See accompanying notes.

                            PVC Container Corporation

                 Consolidated Statements of Stockholders' Equity




                                            COMMON STOCK
                                             ISSUED AND             CAPITAL IN                         TOTAL
                                             OUTSTANDING            EXCESS OF        RETAINED       STOCKHOLDERS'
                                          SHARES       AMOUNT       PAR VALUE        EARNINGS          EQUITY
                                    ------------------------------------------------------------------------------
Balance, June 30, 1996                   6,964,705    $69,647       $3,527,147     $11,089,584      $14,686,378
 Net income                                                                          2,250,528        2,250,528
 Cash dividends                                                                       (417,882)        (417,882)
 Issuance of common stock                   40,000        400          119,600                          120,000
                                    ------------------------------------------------------------------------------
Balance, June 30, 1997                   7,004,705     70,047        3,646,747      12,922,230       16,639,024
 Net income                                                                          2,087,891        2,087,891
                                    ------------------------------------------------------------------------------
Balance, June 30, 1998                   7,004,705     70,047        3,646,747      15,010,121       18,726,915
 Net income                                                                          1,608,805        1,608,805
 Exercise of stock options                  34,000        340          139,750                          140,090
                                    ------------------------------------------------------------------------------
Balance, June 30, 1999                   7,038,705    $70,387       $3,786,497     $16,618,926      $20,475,810
                                    ==============================================================================

See accompanying notes.

                            PVC Container Corporation

                      Consolidated Statements of Cash Flows


                                                                          FISCAL YEAR ENDED JUNE 30
                                                                  1999                1998                1997
                                                            ---------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                  $  1,608,805         $  2,087,891         $  2,250,528
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                               7,141,249            4,008,785            2,979,982
   Equity in loss of jointly owned company                                                                 161,788
   Deferred income taxes                                        (158,387)             (47,289)             (93,528)
   Gain on sale of equipment                                    (201,662)                                 (167,250)
   Changes in assets and liabilities:
    Accounts receivable                                         (401,268)             450,247             (408,574)
    Inventories                                               (1,977,860)            (387,327)          (1,043,624)
    Prepaid expenses and other current assets                   (366,744)             (93,788)            (246,383)
    Other assets                                                 488,216             (426,000)
    Accounts payable and accrued expenses                       (718,378)           1,996,779              (75,172)
    Income taxes payable                                       1,098,966             (180,135)            (413,490)
                                                            -------------------------------------------------------
Net cash provided by operating activities                      6,512,937            7,409,163            2,944,277

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                          (3,021,554)          (5,535,987)          (3,103,208)
Investment in jointly owned company                                                                        291,199
Proceeds from sale of equipment                                  234,000            1,011,382            2,759,167
Purchase of business                                         (12,000,000)         (10,209,579)
                                                            -------------------------------------------------------
Net cash used in investing activities                        (14,787,554)         (14,734,184)             (52,842)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                         140,090
Proceeds from long-term debt                                  14,400,000           12,459,720            1,151,583
Payments on indebtedness                                      (6,349,884)          (4,488,691)          (4,461,812)
Dividends paid                                                                                            (417,882)
                                                            -------------------------------------------------------
Net cash provided by (used in) financing activities            8,190,206            7,971,029           (3,728,111)
                                                            -------------------------------------------------------
Net (decrease) increase in cash and cash equivalents
                                                                 (84,411)             646,008             (836,676)
Cash and cash equivalents, beginning of year                     868,498              222,490            1,059,166
                                                            -------------------------------------------------------
Cash and cash equivalents, end of year                      $    784,087         $    868,498         $    222,490
                                                            =======================================================

See accompanying notes.

                            PVC Container Corporation

                   Notes to Consolidated Financial Statements

                          June 30, 1999, 1998 and 1997


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

NET ASSETS HELD FOR DISPOSITION

In connection with the Company's strategic planning, certain facilities have been classified as "Net Assets Held for Disposition" reflecting management's intention to sell these assets during fiscal 2000.

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

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to expense as incurred and amounted to $222,000, $257,000 and $240,000 in 1999, 1998 and 1997,
respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets used in operations or expected to be disposed when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

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

SEGMENTS

In fiscal 1999, the Company adopted Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information (see
Note 15).

PENSIONS

In February 1998, the FASB issued Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("Statement 132"). Statement 132 established standards for the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit

                            PVC Container Corporation

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful as they were when FASB Statements No. 87, Employers' Accounting for Pensions and No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits were issued. All pension disclosures have been presented, and where appropriate, restated to conform to the Statement 132 requirements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after January 1, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  INVENTORIES

Inventories consist of the following:

                                                     1999               1998
                                                 ------------------------------
          Raw materials                          $ 4,641,472        $ 3,355,086
          Finished goods                           7,419,735          6,634,135
                                                 ------------------------------
          Total LIFO inventories                  12,061,207          9,989,221

          Molds for resale, in production            853,433            539,635
          Supplies                                   471,420            372,344
                                                 ------------------------------
          Total                                  $13,386,060        $10,901,200
                                                 ==============================

The excess of inventory valued at LIFO cost over FIFO basis which approximates replacement cost at June 30, 1999 and 1998 was approximately $228,000 and $385,000, respectively.

                            PVC Container Corporation

3.  ALLOWANCES

Allowance for doubtful accounts totaled approximately $956,000 and $412,000 at June 30, 1999 and 1998, respectively.

4.  PROPERTIES, PLANT AND EQUIPMENT

                                                                                    ESTIMATED
                                                                                 USEFUL LIFE IN
                                              1999               1998                YEARS
                                          ----------------------------------------------------
Land                                      $   730,343        $   450,686
Building and improvements                  16,209,834         18,330,991              20-25
Machinery and equipment                    45,891,605         37,045,029               7-10
Molds                                       5,364,215          4,650,585               3- 5
Office furniture and equipment              3,160,760          2,035,304               5-l0
Motor vehicles                                137,632             74,959               3- 5
Leasehold improvements                         13,521             13,521
                                          ------------------------------
                                           71,507,910         62,601,075
Less accumulated depreciation              30,942,414         26,309,475
                                          ------------------------------
                                          $40,565,496        $36,291,600
                                          ==============================


5.  ACCRUED EXPENSES

Accrued expenses at June 30 consists of:

                                                 1999              1998
                                              ----------------------------
          Accrued payroll                     $1,017,118        $  819,063
          Accrued vacation                       568,380           709,261
          Accrued employee incentives          1,103,833         2,123,408
          Accrued restructuring charge           405,659         1,200,000
          Other accrued expenses               1,769,365           954,913
                                              ----------------------------
                                              $4,864,355        $5,806,645
                                              ============================

                            PVC Container Corporation

6.  LONG-TERM DEBT

Long-term debt at June 30 consists of the following:

                                                           1999                  1998
                                                       ----------------------------------
Notes payable:
 South Carolina Economic Development Authority:
   Loan                                                $  3,700,000         $  3,700,000
 New Jersey Economic Development Authority:
   Series D Note                                          2,900,000            3,150,000
 Pennsylvania Industrial Development Authority:
   Loan                                                     983,420
 GE Capital Public Finance:
   Equipment loans                                        7,012,428            7,714,415
   Building loan                                          4,804,449            5,129,412
 Fleet Bank of New Jersey:
   Term notes                                            23,405,777           13,557,778
   Revolving line of credit                                                    1,400,000
 Edgar County Bank Construction Loan                        467,549              500,038
 City of Paris:
   Community Development Assistance Loan                    318,527              349,894
   Revolving Loan Fund                                       95,770              105,143
 Illinois Small Business Development Loan                   243,076              262,625
 Obligations under capital leases                            43,966               55,541
                                                       ----------------------------------
                                                         43,974,962           35,924,846
 Less current portion                                    (4,561,844)          (2,615,731)
                                                       ----------------------------------
                                                       $ 39,413,118         $ 33,309,115
                                                       ==================================


Maturities of long-term debt are as follows: 2000 - $4,561,844; 2001 - $3,901,208; 2002 - $3,945,565; 2003 - $3,940,239; and 2004 to 2016 -
$27,626,106. Interest paid amounted to $2,413,246, $1,174,899 and $837,461 in
1999, 1998 and 1997, respectively.

NOTE PAYABLE - SOUTH CAROLINA ECONOMIC DEVELOPMENT AUTHORITY "S.C. EDA"

This note was obtained to finance the construction of the Company's South Carolina manufacturing facility and is due April 1, 2016. Prepayments may be made without penalty. This note is subject to prior mortgages in favor of the Fleet Bank of New Jersey. The effective interest rate on this obligation was 3.8% and 3.9% in 1999 and 1998, respectively.

                            PVC Container Corporation

6.  LONG-TERM DEBT (CONTINUED)

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

The Company has unused letters of credit amounting to approximately $3.9 million in conjunction with this note.

NOTE PAYABLE - NEW JERSEY ECONOMIC DEVELOPMENT AUTHORITY "N.J. EDA"

SERIES D NOTE

This note is due October 3l, 2006 and is payable as follows: $250,000 due on October l, each year through October l, 2006 and $900,000 due on October 31, 2006. Prepayments may be made without penalty. This note is subject to prior mortgages in favor of the Fleet Bank of New Jersey. The effective interest rate on this obligation was 3.5% and 3.7% in 1999 and 1998, respectively.

N.J. EDA has issued tax exempt bonds to fund the debt. Should the tax exempt status of this bond issue be negated, the rate of interest of this note would be retroactively adjusted.

The Company has unused letters of credit amounting to approximately $3.0 million in conjunction with this note.

NOTE PAYABLE - PENNSYLVANIA INDUSTRIAL DEVELOPMENT AUTHORITY-"PIDA"

During fiscal year 1999, the Company obtained a $1.0 million loan from the Pennsylvania Industrial Development Authority ("PIDA") to assist in financing the construction of its Hazleton, Pennsylvania manufacturing facility. The loan is payable in 145 equal monthly installments of $8,634 at an interest rate of 3.75% with a maturity date of March 1, 2011. The loan may be prepaid in whole or in part subject to certain requirements stated in the loan agreement. The loan is collateralized by the property.

                            PVC Container Corporation

6.  LONG-TERM DEBT (CONTINUED)

GE CAPITAL PUBLIC FINANCE BUILDING AND EQUIPMENT LOANS

During fiscal year 1998, the Hazleton Area Industrial Development Authority approved $7,250,000 tax-exempt Industrial Development Bonds. The Bonds were purchased and are held by GE Capital Public Finance, Inc., who is financing a loan to the Company in conjunction with the Company's Hazleton, Pennsylvania manufacturing facility. The loan is payable in 144 decreasing monthly installments at an interest rate of 5.15% with a final lump sum payment of $1,860,530 on June 15, 2010. The loan may be prepaid in whole or in part subject to certain requirements stated in the loan agreement. The loan is collateralized by the property. The Company has unused letters of credit amounting to approximately $500,000 in conjunction with this note.

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

During fiscal year 1997, the City of Paris, Illinois approved $1,200,000 Series 1997A and $2,300,000 Series 1997B Industrial Development Revenue Bonds. The Bonds were purchased and are held by GE Capital Public Finance, Inc., who is financing a loan to the Company in conjunction with the Company's expansion of its Paris, Illinois manufacturing facility. The loan is payable in 120 decreasing monthly installments at an interest rate of 5.90% with a final lump sum payment of $602,952 on April 1, 2007. The loan may be prepaid in whole or in part subject to certain requirements stated in the loan agreement. The loan is collateralized by the property and the equipment. The Company has unused letters of credit amounting to approximately $1.2 million in conjunction with this loan.

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

                            PVC Container Corporation

6.  LONG-TERM DEBT (CONTINUED)

The bonds issued by the City of Paris to fund the debt are tax-exempt bonds. Should the tax-exempt status of these bonds be negated, the rate of interest of this note would be retroactively adjusted.

TERM NOTES

During fiscal year 1999, the Company obtained a $12.0 million loan from Fleet Bank to finance the September 3, 1998 acquisition of Marpac Industries, Inc. The loan principal is payable in 83 monthly installments of $100,000 beginning on October 1, 1998 with a final lump sum payment of $3,700,000 on August 1, 2005. The Company participates in an interest rate protection agreement ("SWAP"), whereby the Company has assumed a fixed rate of interest on $6.0 million of the principal at 7.79% and Fleet has assumed the variable rate assigned to the loan (LIBOR plus 185 basis points). Pursuant to the SWAP agreement, the Company agrees to exchange with Fleet, on a monthly basis, the difference between the fixed rate in the SWAP agreement and the LIBOR floating rate applied to the notional principal amount. Interest on the remaining $6 million of principal is payable monthly beginning on October 1, 1998 at LIBOR plus 185 basis points through the loan's maturity on August 1, 2005. The loan is collateralized by the property and equipment purchased.

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

                            PVC Container Corporation

6.  LONG-TERM DEBT (CONTINUED)

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

During fiscal year 1994, the Company purchased $1,200,000 of property and equipment which was financed through a term note with Fleet Bank. The note provides for principal payments of $5,000 and interest due monthly through the note's maturity, July 1, 1999. The note was amended as of June 30, 1999 for $866,333 and is payable in 75 monthly principal installments of $7,667 and a final lump sum payment of $291,308 on November 1, 2005 plus interest at LIBOR plus 185 basis points. The note is collateralized by the property and equipment purchased.

REVOLVING LINE OF CREDIT

On April 1, 1997, the Company entered into a new $5,000,000 line of credit agreement with Fleet Bank. Borrowings under this line bear interest payable monthly at the prime rate (7.75% at June 30, 1999), and principal borrowings are due in full on October 31, 1999. The Company was in compliance with all covenants of this loan agreement at June 30, 1999. The Company had no borrowings under this line of credit at June 30, 1999.

                            PVC Container Corporation

6.  LONG-TERM DEBT (CONTINUED)

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

                            PVC Container Corporation

7.  OPERATING LEASES

Minimum rental commitments under non-cancellable operating leases are payable as follows:

                      YEAR              AMOUNT
                 --------------------------------
                   2000              $  953,167
                   2001                 851,283
                   2002                 820,003
                   2003                 804,316
                   2004                 637,696
                   Thereafter         3,770,457

Rental expense for operating leases amounted to $1,148,549, $810,824 and $681,924 in 1999, 1998 and 1997, respectively.

8.  PENSION PLAN

On September 1, 1990, the Company instituted a non-contributory defined benefit pension plan (the Plan) for all eligible full-time union employees. Benefits are based on years of service. The Company contributes to the Plan amounts, actuarially determined by the Unit Credit Actuarial Cost Method, which provides the Plan with sufficient assets to meet future benefit payment requirements. The assets of the Plan are invested principally in short-term investments. The following table sets forth the Plan's funded status and the amount recognized in the Company's consolidated balance sheet:

                                                           1999                1998
                                                      --------------------------------
Change in benefit obligation:
  Benefit obligation at beginning of year             $   947,389         $   761,667
  Service cost                                              9,536              63,693
  Interest cost                                            70,237              63,336
  Amendments                                                                   89,182
  Actuarial loss                                                                5,319
  Settlement (net)                                                            (12,444)
  Benefits paid                                           (21,797)            (23,364)
                                                      --------------------------------
  Benefit obligation at end of year                   $ 1,005,365         $   947,389
                                                      ================================

                           PVC Container Corporation

8.  PENSION PLAN (CONTINUED)

                                                           1999               1998
                                                        -----------------------------
Change in plan assets:
  Fair value of plan assets at beginning of year        $ 651,518          $ 565,503
  Actual return on plan assets                             48,938             42,589
  Settlement                                                                 (54,891)
  Employer contribution                                   122,723            129,546
  Benefits paid, including expenses                       (41,035)           (31,229)
                                                        -----------------------------
Fair value of plan assets at end of year                $ 782,144          $ 651,518
                                                        =============================
Funded status                                           $(223,221)         $(295,871)
  Unrecognized net actuarial loss                         356,229            172,708
  Unrecognized prior service cost                          18,430             20,105
  Curtailment (net)                                                          166,938
  Unrecognized transition obligation                       24,141             27,159
  Adjustment to recognize minimum liability              (398,800)          (386,910)
                                                        -----------------------------
Pension liability                                       $(223,221)         $(295,871)
                                                        =============================
Weighted-average assumptions at year-end:
  Discount rate                                              7.50%              7.50%
  Expected return on plan assets                             8.50               8.50
  Rate of compensation increase                              0.00               0.00

Components of net periodic benefit cost:
  Service cost                                          $   9,536          $  63,693
  Interest cost                                            70,237             63,336
  Expected return on plan assets                          (61,951)           (52,580)
  Amortization of transition obligation                     3,018             12,356
  Amortization of prior service cost                        1,675              6,860
  Recognized net actuarial loss                            17,634              6,513
                                                        -----------------------------
Net periodic benefit cost                               $  40,149          $ 100,178
                                                        =============================


The Company maintains a voluntary salary reduction 40l(k) plan covering all non-union employees with more than one year of service. Eligible employees may elect to contribute up to 6% of their salaries up to ERISA's maximum annual level. The Company contributes an amount equal to 25% of the employee's contribution and, at its discretion, may make additional contributions to the plan based on earnings. The Company contributed $127,956, $391,081 and $282,991 in 1999, 1998 and 1997, respectively.

                           PVC Container Corporation

9.  COMMON STOCK

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

FASB 123 requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options and warrants ("equity awards") under the fair value method of FASB 123. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999 and 1998, respectively: risk-free interest rates of approximately 7%; expected volatility of 0.3%; expected option life equal to the vesting period, and an expected dividend yield of 0.0%.

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

For purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options vesting period. The Company's pro forma information is as follows:

                                                                               1999           1998
                                                                           -------------------------
Pro forma net income                                                       $1,560,143     $2,080,883
Pro forma net income per share of common stock                                    .22            .30

                           PVC Container Corporation

9.  COMMON STOCK (CONTINUED)

A summary of stock option activity follows:

                                                                               WEIGHTED
                                                                               AVERAGE
                                                                              EXERCISE
                                                     OPTIONS                    PRICE
                                                     -----------------------------------
Outstanding at June 30, 1996                              --                         --
  Granted                                            374,000                   $   4.29
  Forfeited                                               --                         --
  Exercised                                               --                         --
                                                     -----------------------------------
Outstanding at June 30, 1997                         374,000                       4.29
  Granted                                                 --                         --
  Forfeited                                               --                         --
  Exercised                                               --                         --
                                                     -----------------------------------
Outstanding at June 30, 1998                         374,000                       4.29
  Granted                                            118,000                       6.38
  Forfeited                                          (51,000)                     (4.13)
  Exercised                                          (34,000)                     (4.13)
                                                     -----------------------------------
Outstanding at June 30, 1999                         407,000                   $   4.92
                                                     ===================================

Exercisable at June 30, 1997                          79,250                   $   4.28
                                                     ===================================

Exercisable at June 30, 1998                         158,500                   $   4.28
                                                     ===================================

Exercisable at June 30, 1999                         216,250                   $   4.60
                                                     ===================================


Exercise prices for options outstanding as of June 30, 1999 ranged from $4.13 to $6.38 per share. The weighted average remaining contractual life of these options is 8.41 years.

The Company paid cash dividends per share of $.06 in the year ended June 30, 1997. The Company has no intention to pay cash dividends in the future.

                           PVC Container Corporation

10.  INCOME TAXES

The provision for income taxes consists of:

                                               1999              1998            1997
                                        ------------------------------------------------
Current:
  Federal                                   $1,035,565       $1,065,700     $1,125,441
  State                                        243,322          335,096        343,436
                                        ------------------------------------------------
                                             1,278,887        1,400,796      1,468,877
Deferred:
  Federal                                     (160,497)         (36,649)       (72,485)
  State                                        (45,890)         (10,640)       (21,043)
                                        ------------------------------------------------
                                              (206,387)         (47,289)       (93,528)
                                        ------------------------------------------------
Total provision                             $1,072,500       $1,353,507     $1,375,349
                                        ================================================


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30 are as follows:

                                                    1999               1998
                                                  ----------------------------
          Deferred tax liabilities:
             Long-lived assets                    $3,103,544        $1,680,693
                                                  ----------------------------
          Total deferred tax liabilities           3,103,544         1,680,693

          Deferred tax assets:
             Bad debt reserves                       410,000           164,077
             Inventory reserves                      388,000           220,800
             Accrued liabilities and other           719,271         1,101,156
                                                  ----------------------------
          Total deferred tax assets                1,517,271         1,486,033
                                                  ----------------------------
          Net deferred tax liabilities            $1,586,273        $  194,660
                                                  ============================


A reconciliation of the income tax provision and the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

                                                                        1999         1998         1997
                                                                        ------------------------------
          Federal tax at statutory rate                                  34%          34%          34%
          Effect of:
           State income taxes, net of federal income tax benefit          4            6            6
           Goodwill amortization                                          3
           Foreign operations                                            (1)          (1)          (1)
           Other                                                                                   (1)
                                                                        ------------------------------
          Effective income tax rate                                      40%          39%          38%
                                                                        ==============================

                           PVC Container Corporation

10.  INCOME TAXES (CONTINUED)

Income taxes paid amounted to $322,000, $1,571,000 and $1,812,000 in 1999, 1998
and 1997, respectively.

11.  ACQUISITION

On September 3, 1998 the Company acquired, in consideration for the payment of a purchase price of $12,000,000, all of the issued and outstanding shares of Marpac Industries, Inc. together with certain real property owned by the sellers. The consideration was provided by Fleet Bank, N.A. pursuant to a Loan and Security Agreement among the Company and its wholly-owned subsidiaries and Fleet Bank, N.A., dated as of September 3, 1998 in the amount of $12,000,000. Marpac Industries, Inc. is a technical blow molding operation that produces bottles, containers, cartridges and various dispensers for domestic and international customers including office equipment, food and industrial products. Marpac Industries, Inc. has its principal operation in Kingston, New York and also has a facility located in Ardmore, Oklahoma.

The acquisition has been accounted for as a purchase. Accordingly, the results of the operations have been included in the Company's results of operations from the acquisition date. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of purchase price over net assets of the business acquired is amortized on a straight-line basis over fifteen years. Amortization expense totaled approximately $225,000 for the year ended June 30, 1999.

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

                           PVC Container Corporation

11.  ACQUISITION (CONTINUED)

The unaudited pro forma results as if the above acquisitions had occurred on July 1, 1998 and 1997 are as follows:

                                                                 1999             1998
                                                             ----------------------------
Net sales                                                    $86,916,000      $93,099,000
Net income                                                     1,686,000        2,519,000
Net income per diluted share                                         .24              .36


The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented nor are they intended to be indicative of results that may occur in the future.

12.  EARNINGS PER SHARE

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the years ended June 30, 1999, 1998 and 1997. Income available to common stockholders for both basic and diluted earnings per share is the same as net income presented in the statements of income for the years ended June 30, 1999, 1998 and 1997.

                                                             1999            1998            1997
                                                         --------------------------------------------
Weighted-average shares for basic earnings
  per share                                               7,008,955       7,004,705        6,989,034
Effect of dilutive securities:
   Employee stock options                                   149,786          59,966                -
                                                         --------------------------------------------
Adjusted weighted-average shares for diluted
  earnings per share                                      7,158,741       7,064,671        6,989,034
                                                         ============================================

13.  PROVISION FOR RESTRUCTURING

During the fourth quarter of 1998, the Company recorded a $1.2 million charge for restructuring relating to the relocation of its Eatontown, New Jersey manufacturing facility to Hazleton, Pennsylvania. Principal items included in the charge are severance for workforce reductions of approximately 114 union employees totaling approximately $500,000, with the remainder of the charge relating to pension costs and other exit costs. The majority of this liability which remains at June 30, 1999 is attributable to pension funding requirements related to the workforce reduction.

                           PVC Container Corporation

14.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURES

As more fully described in Note 11, the Company acquired certain assets from Marpac Industries, Inc. on September 3, 1998. The purchase price was allocated to the assets based on their estimated market values as follows:


          Fair value of assets acquired:
             Accounts receivable, net                     $  1,323,000
             Inventory, net                                    507,000
             Other current assets                              126,000
             Property, plant and equipment                   8,579,000
             Goodwill and other noncurrent assets            4,394,000

          Less liabilities assumed:
             Accounts payable and accrued expenses          (1,379,000)
             Deferred income taxes                          (1,550,000)
                                                          ============
          Net cash paid                                   $ 12,000,000
                                                          ============

Excluded from the consolidated statements of cash flows in 1999 and 1998 was the effect of certain noncash financing activities related to the $2.5 million loan and the $7.3 million loan obtained by the Company from GE Capital in March 1998 and June 1998, respectively, the $3.5 million loan from GE Capital obtained by the Company in April 1997 and the $5.5 million South Carolina EDA loan obtained by the Company in April 1996. Capital expenditures in connection with these agreements totaled approximately $3.9 million and $3.5 million in 1999 and 1998, respectively. The Company retired $1.8 million of South Carolina EDA bonds in 1998.

15.  SEGMENTS

The Company identifies its segments based upon differences in the types of products it sells. The Company currently has two reportable segments: Plastic Containers and Compound. The Plastic Containers segment manufactures custom designed PET, HDPE and PVC containers mainly for cosmetics, toiletries, foods, household chemicals, lawn and garden and industrial chemical products. The Compound segment manufactures PVC compound for use by the Company as well as external customers. The external use of the PVC compound is for extruded profiles and accessories, furniture, molding and other indoor fixtures, and molded electrical and electronic housings.

                           PVC Container Corporation

15.  SEGMENTS (CONTINUED)

The reportable segments are each managed separately due to the different manufacturing processes used and the different strategic markets in which each segment operates. The Company evaluates each segment's performance based on profit or loss from operations before income taxes. The accounting policies for the reportable segments are the same as those for the Company (described in Note
1). Intersegment sales and transfers are recorded at market prices. Information on segments and a reconciliation to consolidated total are as follows:

                                                          1999             1998              1997
                                                      -----------------------------------------------
Net revenues:
   Compound total                                     $25,366,232      $25,801,387       $25,062,819
   Intersegment revenue - Compound                     (8,157,436)      (8,030,027)       (7,937,193)
                                                      -----------------------------------------------
   Revenues from external customers - Compound
                                                       17,208,796       17,771,360        17,125,626
   Plastic Containers                                  67,946,251       51,957,138        41,266,684
                                                      -----------------------------------------------
Total consolidated net revenues                       $85,155,047      $69,728,498       $58,392,310
                                                      ===============================================

Depreciation and amortization expense:
   Compound                                           $   376,011      $   382,282       $   381,494
   Plastic Containers                                   6,765,238        3,626,503         2,598,488
                                                      -----------------------------------------------
Total consolidated depreciation and
  amortization expense                                $ 7,141,249      $ 4,008,785       $ 2,979,982
                                                      ===============================================
Interest income:
   Compound                                           $         -      $         -       $         -
   Plastic Containers                                      68,590           13,451             4,093
                                                      -----------------------------------------------
Total consolidated interest income                    $    68,590      $    13,451       $     4,093
                                                      ===============================================
Interest expense:
   Compound                                           $    98,369      $    92,960       $   132,514
   Plastic Containers                                   2,359,571        1,112,517           702,181
                                                      -----------------------------------------------
Total consolidated interest expense                   $ 2,457,940      $ 1,205,477       $   834,695
                                                      ===============================================
Restructuring charge:
   Compound                                           $         -      $         -       $         -
   Plastic Containers                                           -        1,200,000                 -
                                                      -----------------------------------------------
Total consolidated restructuring charge               $         -      $ 1,200,000       $         -
                                                      ===============================================

                           PVC Container Corporation

15.  SEGMENTS (CONTINUED)


                                                   1999                  1998               1997
                                               -----------------------------------------------------
Income tax expense (benefit):
   Compound                                    $  1,274,707         $  1,032,244        $    915,853
   Plastic Containers                              (202,207)             321,263             459,496
                                               -----------------------------------------------------
Total consolidated income tax expense          $  1,072,500         $  1,353,507        $  1,375,349
                                               =====================================================

Net income (loss):
   Compound                                    $  1,968,821         $  1,548,366        $  1,414,566
   Plastic Containers                              (360,016)             539,525             835,962
                                               -----------------------------------------------------
Total consolidated net income                  $  1,608,805         $  2,087,891        $  2,250,528
                                               =====================================================

Total assets:
   Compound                                    $  8,737,834         $  8,275,506        $  8,494,282
   Plastic Containers                            74,614,734           62,095,612          37,547,084
                                               -----------------------------------------------------
Total consolidated assets                      $ 83,352,568         $ 70,371,118        $ 46,041,366
                                               =====================================================

Capital expenditures:
   Compound                                    $    278,943         $    327,338        $    152,143
   Plastic Containers                             2,742,611            5,208,649           2,951,065
                                               -----------------------------------------------------
Total consolidated capital expenditures        $  3,021,554         $  5,535,987        $  3,103,208
                                               =====================================================


In addition to the above, the Company made certain non-cash capital expenditures relating to the Plastic Containers segment as discussed in Note 14.

                         Report of Independent Auditors
                            on Consolidated Schedule


The Board of Directors and Stockholders
PVC Container Corporation

We have audited the consolidated financial statements of PVC Container Corporation as of June 30, 1999 and 1998, and for each of the three years in the period ended June 30, 1998, and have issued our report thereon dated September 17, 1999 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                   [Ernst & Young LLP Signature]

MetroPark, New Jersey
September 17, 1999

                            PVC Container Corporation

                 Schedule II - Valuation and Qualifying Accounts





           COLUMN A                 COLUMN B                COLUMN C                  COLUMN D       COLUMN E
- ---------------------------------------------------------------------------------------------------------------
                                                           ADDITIONS                  AMOUNT
                                                  ---------------------------
                                                                     CHARGED          WRITTEN
                                     BALANCE      CHARGED TO         TO OTHER           OFF           BALANCE
                                  BEGINNING OF    COSTS AND          ACCOUNTS         AGAINST          END OF
          DESCRIPTION                 YEAR         EXPENSES         (DESCRIBED)       RESERVE          YEAR
- ---------------------------------------------------------------------------------------------------------------
Valuation accounts deducted
 from assets to which they
 apply:

   June 30, 1999
     Accounts receivable             $411,725      $584,449                          $  40,000       $956,174
     Inventory                        552,000        74,000                            184,000        442,000

   June 30, 1998:
     Accounts receivable              242,692         2,000         167,033 (A)                       411,725
     Inventory                        222,000       180,000         150,000 (A)                       552,000

   June 30, 1997:
     Accounts receivable              242,692       141,000               -           $141,000        242,692
     Inventory                         70,000       152,000               -                  -        222,000

(A) Acquired in conjunction with acquisition of Charter Supply Co., Inc.