Form 10-Q
period 1999-09-30
PVC CONTAINER CORP
filed 1999-11-15
CIK 81288

                                                                          Part I

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


          For the quarterly period ended      September 30, 1999
                                         ----------------------------

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

          For the transition period from
                                         ----------------------------
                     to
                        ---------------------------------------------


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


               2 Industrial Way West, Eatontown, New Jersey 07724
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

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


                                                 Yes  X   No
                                                     ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


       Class                                   Outstanding at September 30, 1999
----------------------                         ---------------------------------
Common $.01 par value                                  7,038,705 shares

                                                                          Part I


                                    CONTENTS


                                                                                PAGE NO.
                                                                                --------

PART I.   FINANCIAL INFORMATION

          Consolidated Balance Sheets-September 30, 1999 and June 30, 1999         3

          Consolidated Statements of Operations-Three Months Ended
             September 30, 1999 and 1998                                           4

          Consolidated Statements of Cash Flows-Three Months Ended
             September 30, 1999 and 1998                                           5

          Notes to Consolidated Financial Statements                               6

          Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                8-10

PART II.  OTHER INFORMATION                                                        11

                                                                          Part I

                            PVC Container Corporation

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                              SEPTEMBER               JUNE
                                                              30, 1999              30, 1999
                                                             ----------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $     94,753          $    784,087
  Accounts receivable, net                                     11,548,500            12,815,674
  Inventories                                                  14,453,601            13,386,060
  Prepaid expenses and other current assets                     1,331,881             1,146,070
  Deferred income taxes                                         1,517,271             1,517,271
  Net assets held for disposition                               4,350,730             4,350,730
                                                             ----------------------------------
Total current assets                                           33,296,736            33,999,892

Other assets                                                      129,835               235,784
Goodwill, net of accumulated amortization                       4,069,401             3,826,482
Unexpended proceeds from construction loan                      4,777,545             4,724,914
Properties, plant and equipment at cost, net                   39,516,999            40,565,496
                                                             ----------------------------------
                                                             $ 81,790,516          $ 83,352,568
                                                             ==================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              8,014,279          $  9,596,606
  Accrued expenses                                              4,453,966             4,864,355
  Income taxes payable                                            720,317             1,337,291
  Current portion of long-term debt                             4,368,275             4,561,844
                                                             ----------------------------------
Total current liabilities                                      17,556,837            20,360,096

Long-term debt                                                 40,822,910            39,413,118
Deferred income taxes                                           3,103,544             3,103,544

Stockholders' equity:
  Preferred stock, par value $1.00, authorized 1,000,000
    shares, none issued
  Common stock, par value $.01, authorized 10,000,000
    shares, 7,038,705 shares issued and outstanding as of
    September 30, 1999 and June 30, 1999                           70,387                70,387
  Capital in excess of par value                                3,786,497             3,786,497
  Retained earnings                                            16,450,341            16,618,926
                                                             ----------------------------------
Total stockholders' equity                                     20,307,225            20,475,810
                                                             ----------------------------------
                                                             $ 81,790,516          $ 83,352,568
                                                             ==================================


See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           THREE MONTHS ENDED SEPTEMBER 30
                                                             1999                   1998
                                                         -----------------------------------

Net sales                                                $ 20,925,923           $ 18,612,677

Cost and expenses:
  Cost of goods sold (exclusive of depreciation and
   amortization expense shown separately below)            16,546,524             15,429,896
  Selling, general and administrative expenses              2,278,496              1,931,266
  Depreciation and amortization                             1,771,282              1,610,966
                                                         -----------------------------------
                                                           20,596,302             18,972,128
                                                         -----------------------------------
Income (loss) from operations                                 329,621               (359,451)

Other income (expense):
  Interest expense                                           (624,306)              (484,223)
  Other income                                                 13,700                 43,395
                                                         -----------------------------------
                                                             (610,606)              (440,828)
                                                         -----------------------------------
Loss before benefit for income taxes                         (280,985)              (800,279)

Benefit for income taxes                                      112,400                320,000
                                                         -----------------------------------
Net loss                                                 $   (168,585)          $   (480,279)
                                                         ===================================

Net loss per share (basic and diluted)                   $       (.02)          $       (.07)
                                                         ===================================


See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 THREE MONTHS ENDED SEPTEMBER 30
                                                                  1999                     1998
                                                               ------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $   (168,585)          $    (480,279)
Adjustments to reconcile net loss to net cash provided
   by operating activities:
      Depreciation and amortization                               1,771,282               1,610,966
      Deferred income taxes                                                                (113,125)
      Changes in assets and liabilities:
         Accounts receivable, net of allowances                   1,267,174               1,192,271
         Inventories                                             (1,067,541)                540,840
         Prepaid expenses, taxes and other current assets          (185,811)               (127,399)
         Other assets                                               105,949                 253,000
         Accounts payable and accrued expenses                   (1,992,716)             (2,473,703)
         Income taxes payable                                      (616,974)               (238,325)
                                                               ------------------------------------
Net cash (used in) provided by operating activities                (887,222)                164,246

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                             (1,018,335)             (1,457,494)
Purchase of business                                                                    (12,000,000)
                                                               ------------------------------------
Net cash used in investing activities                            (1,018,335)            (13,457,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                      2,324,841              13,300,000
Payments on indebtedness                                         (1,108,618)               (706,818)
                                                               ------------------------------------
Net cash provided by financing activities                         1,216,223              12,593,182
                                                               ------------------------------------

Net decrease in cash and cash equivalents                          (689,334)               (700,066)
Cash and cash equivalents at beginning of period                    784,087                 868,498
                                                               ------------------------------------
Cash and cash equivalents at end of period                     $     94,753           $     168,432
                                                               ====================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                  $    625,633           $     426,173
                                                               ====================================

Income taxes paid                                              $    504,575           $      34,000
                                                               ====================================



See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                   Notes to Consolidated Financial Statements



Note 1 In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of September 30, 1999, and the consolidated results of operations and cash flows for the three month periods ended September 30, 1999 and 1998.

        While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

        Diluted earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. Common stock and common stock equivalents amounted to 7,038,705 for the three month periods ended September 30, 1999 and 1998.

Note 2 The accompanying financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries, Novatec Plastics Corporation, Marpac Industries, Inc., Airopak Corporation ("Airopak") and PVC Container International Sales Corporation, a foreign sales company incorporated in the U.S. Virgin Islands on March 1, 1993. All intercompany accounts have been eliminated.

Note 3 Excluded from the consolidated statements of cash flows for the three months ended September 30, 1998 was the effect of certain noncash financing activities related to the $2.5 million and $7.3 million loans obtained by the Company from GE Capital in March 1998 and June 1998, respectively, the $3.5 million loan from GE Capital obtained by the Company in April 1997 and the $5.5 million South Carolina EDA loan obtained by the Company in April 1996. Capital expenditures in connection with these agreements totaled approximately $1,540,000 for the three months ended September 30, 1998.

                                                                          Part I

                            PVC Container Corporation

                   Notes to Consolidated Financial Statements



Note 4  Inventories consist of:

                                                 SEPTEMBER             JUNE
                                                 30, 1999            30, 1999
                                              ----------------------------------

Raw materials                                 $  5,153,733        $  4,641,472
Finished goods and supplies                      7,792,721           7,419,735
                                              ----------------------------------
Total LIFO inventories                          12,946,454          12,061,207

Molds for resale in production                     969,753             853,433
Supplies                                           537,394             471,420
                                              ----------------------------------
                                              $ 14,453,601        $ 13,386,060
                                              ==================================

                                                                          Part I

                            PVC CONTAINER CORPORATION

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

RESULTS OF OPERATIONS

Net sales for the three month period ended September 30, 1999 were $20,926,000 as compared to $18,613,000 for the three month period ended September 30, 1998, representing approximately a 12.4% increase. The increase was due primarily to higher sales in the Company's Novatec Plastics segment, as well as the inclusion of three full months of sales activity in fiscal 2000 for Marpac Industries, Inc., ("Marpac") as compared to only one month in fiscal 1999. Marpac Industries, Inc. was acquired in September 1998.

Cost of goods sold for the three months ended September 30, 1999 was $16,547,000 or 79.1% of net sales as compared to $15,430,000 or 82.9% of net sales for the three months ended September 30, 1998. The dollar increase is reflective of the higher sales activity while the percentage decrease is attributable to improved utilization and overhead absorption primarily at the Company's Hazleton, Pennsylvania plant. During the quarter ended September 30, 1998, the Company incurred significant transition costs related to the start-up of that plant.

Selling, General and Administrative expenses ("SG&A") increased by $347,000 in the first quarter of fiscal 2000 compared to the same period in the prior year. For the quarter ended September 30, 1999, SG&A expenses were $2,278,000 or 10.9% of net sales, as compared to $1,931,000 or 10.4% of net sales for the quarter ended September 30, 1998. SG&A expenses increased due to the recent acquisition and increased personnel necessary to support the Company's desire to grow its business.

Depreciation and Amortization expense increased to a level of $1,771,000 for the three months ended September 30, 1999 as compared to $1,611,000 for the three month period ended September 30, 1998. This increase is primarily attributed to the acquisition of Marpac.

Income from Operations increased $689,000 during the three month period ended September 30, 1999 as compared to the same period a year ago. For the three month period ended September 30, 1999, Income from Operations was $330,000 or 1.6% of net sales, as compared to a loss of $359,000 or 1.9% of net sales for the three month period ended September 30, 1998. The increase in operating income is principally the result of improved operating margins as compared to the same period last year when the Company incurred higher than anticipated start-up expenses at its new manufacturing facility in Hazleton, Pennsylvania.

Interest expense increased $140,000 for the quarter ended September 30, 1999 as compared to the same quarter last year. The increase is attributable to the additional debt in conjunction with the financing of the Company's acquisition of Marpac.

Net loss for the quarter ended September 30, 1999 was $169,000 or $.02 per share as compared to a loss of $480,000 or $.07 per share for the quarter ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and working capital increased and remained adequate for the three month period ended September 30, 1999. Working capital at September 30, 1999 increased $2,100,000 to $15,740,000 compared to $13,640,000 as of June
30, 1999. The current ratio of assets to liabilities increased slightly from 1.7 to 1.9. A decrease in amounts owed to suppliers was the primary reason for the change in working capital.

For the three month period ended September 30, 1999, the Company generated $2,325,000 in proceeds from long term debt. These funds were primarily used to acquire capital assets of $1,018,000, finance working capital and operations for $887,000 and reduce long term debt by $1,109,000.

The Company's short term liquidity and short term capital resources are adequate for timely payment to trade and other creditors. The Company's sources of credit are sufficient to meet its working capital and capital needs in the foreseeable future. At September 30, 1999, the Company had unused sources of liquidity consisting of cash and cash equivalents of $95,000 and the availability of the unused credit under a revolving credit facility of $2,700,000.

IMPACT OF YEAR 2000

The Year 2000 issue is the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time sensitive software may recognize a date ending in "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

                                                                         Part II

                            PVC Container Corporation

                                Other Information

Item 6 - Exhibits and Reports on Form 8-K:

        (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1999.

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

Date: November 15, 1999