Form 10-Q
period 1999-12-31
PVC CONTAINER CORP
filed 2000-02-14
CIK 81288

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

                For the quarterly period ended December 31, 1999


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


      Class                                  Outstanding at December 31, 1999
Common $.01 par value                                7,042,455 shares

                                                                          Part I


                                    CONTENTS

                                                                                                   PAGE NO.
                                                                                                   ---------

PART I.      FINANCIAL INFORMATION

             Consolidated Balance Sheets-December 31, 1999 and June 30, 1999                          3

             Consolidated Statements of Operations-Three Months Ended December
                31, 1999 and 1998 and Six Months Ended December 31, 1999 and
                1998                                                                                  4

             Consolidated Statements of Cash Flows-Six Months Ended
                December 31, 1999 and 1998                                                            5

             Notes to Consolidated Financial Statements                                               6

             Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                              8-10


PART II.     OTHER INFORMATION                                                                        11

                                                                          Part I

                            PVC Container Corporation

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                            DECEMBER          JUNE
                                                                            31, 1999        30, 1999
                                                                        ---------------------------------

ASSETS
Current assets:
 Cash and cash equivalents                                                $       88,284  $      784,087
 Accounts receivable, net                                                     11,046,116      12,815,674
 Inventories                                                                  15,056,167      13,386,060
 Prepaid expenses and other current assets                                     1,295,484       1,146,070
 Deferred income taxes                                                         1,517,271       1,517,271
 Net assets held for disposition                                                               4,350,730
                                                                        ---------------------------------
Total current assets                                                          29,003,322      33,999,892

Other assets                                                                     108,834         235,784
Goodwill, net of accumulated amortization                                      3,986,282       3,826,482
Unexpended proceeds from construction loan                                     3,997,317       4,724,914
Properties, plant and equipment at cost, net                                  38,566,452      40,565,496
                                                                        ---------------------------------
                                                                             $75,662,207     $83,352,568
                                                                        =================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                         $    7,708,286  $    9,596,606
 Accrued expenses                                                              3,982,524       4,864,355
 Income taxes payable                                                            277,865       1,337,291
 Current portion of long-term debt                                             3,839,252       4,561,844
                                                                        ---------------------------------
Total current liabilities                                                     15,807,927      20,360,096

Long-term debt                                                                36,991,565      39,413,118
Deferred income taxes                                                          3,103,544       3,103,544

Stockholders' equity:
 Preferred stock, par value $1.00, authorized 1,000,000 shares, none issued
 Common stock, par value $.01, authorized 10,000,000 shares, 7,042,455 and
   7,038,705 shares issued and outstanding as of December 31, 1999 and June 30,
   1999, respectively                                                             70,424          70,387
 Capital in excess of par value                                                3,801,928       3,786,497
 Retained earnings                                                            15,886,819      16,618,926
                                                                        ---------------------------------
Total stockholders' equity                                                    19,759,171      20,475,810
                                                                        ---------------------------------
                                                                             $75,662,207     $83,352,568
                                                                        =================================


See accompanying notes.

                                                                          Part I


                            PVC Container Corporation

                      Consolidated Statements of Operations
                                   (Unaudited)


                                               THREE MONTHS ENDED DECEMBER 31          SIX MONTHS ENDED DECEMBER 31
                                               ---------------------------------------------------------------------------
                                                      1999              1998               1999               1998
                                               ---------------------------------------------------------------------------
Net sales                                            $21,069,800       $18,702,071        $41,995,723       $37,314,748

Cost and expenses:
   Cost of goods sold (exclusive of
     depreciation and amortization
     expense shown separately below)                  17,041,274        14,218,260         33,587,798        29,648,156
   Selling, general and administrative
     expenses                                          2,535,457         2,102,114          4,813,953         4,033,380
   Depreciation and amortization                       1,641,822         1,817,181          3,413,104         3,428,147
                                               ---------------------------------------------------------------------------
                                                      21,218,553        18,137,555         41,814,855        37,109,683
                                               ---------------------------------------------------------------------------
(Loss) income from operations                           (148,753)          564,516            180,868           205,065

Other (expense) income:
   Interest expense                                     (711,108)         (697,833)        (1,335,414)       (1,182,056)
   Other (expenses) income                               (79,261)          200,168            (65,561)          243,563
                                               ---------------------------------------------------------------------------
                                                        (790,369)         (497,665)        (1,400,975)         (938,493)
                                               ---------------------------------------------------------------------------
(Loss) income before provision for income
     taxes                                              (939,122)           66,851         (1,220,107)         (733,428)

Benefit (provision) for income taxes                     375,600           (26,700)           488,000           293,300
                                               ---------------------------------------------------------------------------
Net (loss) income                                    $  (563,522)      $    40,151        $  (732,107)      $  (440,128)
                                               ===========================================================================

(Net loss) earnings per share (basic
  and diluted)                                            $(.08)             $.01              $(.10)            $(.06)
                                               ===========================================================================


See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    SIX MONTHS ENDED
                                                                                       DECEMBER 31
                                                                                1999                1998
                                                                         ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                    $     (732,107)   $      (440,128)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and amortization                                               3,413,104          3,428,147
     Loss on sale of building                                                      173,818
     Gain on sale of equipment                                                     (18,000)          (107,000)
     Changes in assets and liabilities:
       Accounts receivable-net of allowances                                     1,769,558          2,598,111
       Inventories                                                              (1,670,107)          (485,306)
       Prepaid expenses, taxes and other current assets                           (149,414)          (194,959)
       Other assets                                                                126,950            313,235
       Accounts payable and accrued expenses                                    (2,770,151)        (3,702,396)
       Income taxes payable                                                     (1,059,426)          (206,973)
                                                                         ----------------------------------------
Net cash (used in) provided by operating activities                               (915,775)         1,202,731

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of business                                                                              (12,000,000)
Capital expenditures                                                              (931,638)        (1,938,950)
Proceeds from sale of building                                                   4,262,286
Proceeds from sale of equipment                                                     18,000            107,000
                                                                         ----------------------------------------
Net cash provided by (used in) investing activities                              3,348,648        (13,831,950)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                                            15,469
Payments of long-term debt                                                      (6,068,986)        (1,543,112)
Proceeds from long-term debt                                                     2,924,841         13,400,000
                                                                         ----------------------------------------
Net cash (used in) provided by financing activities                             (3,128,676)        11,856,888
                                                                         ----------------------------------------

Net decrease in cash and cash equivalents                                         (695,803)          (772,331)
Cash and cash equivalents at beginning of period                                   784,087            868,498
                                                                         ----------------------------------------
Cash and cash equivalents at end of period                                  $       88,284    $        96,167
                                                                         ========================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                               $    1,313,142    $     1,050,001
                                                                         ========================================

Income taxes paid                                                           $      570,575    $       106,350
                                                                         ========================================

See accompanying notes.

                                                                          Part I


                            PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)




Note 1 In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of December 31, 1999, and the consolidated results of operations and cash flows for the six month periods ended December 31, 1999 and 1998.

           While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

           Diluted earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. Common stock and common stock equivalents amounted to 7,040,101 and 7,004,705 for the six month periods ended December 31, 1999 and 1998, respectively.

Note 2 The accompanying consolidated financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries, Novatec Plastics Corporation, Marpac Industries, Inc., Airopak Corporation ("Airopak") and PVC Container International Sales Corporation, a foreign sales company incorporated in the U.S. Virgin Islands on March 1, 1993. All intercompany accounts have been eliminated.

Note 3 Excluded from the consolidated statements of cash flows for the six months ended December 31, 1999 was the effect of certain noncash financing activities related to the $2.5 million and $7.3 million loans obtained by the Company from GE Capital in March 1998 and June 1998, respectively, the $3.5 million loan from GE Capital obtained by the Company in April 1997 and the $5.5 million South Carolina EDA loan obtained by the Company in April 1996. Capital expenditures in connection with these agreements totaled approximately $728,000 and $2,630,000 for the six months ended December 31, 1999 and 1998, respectively.

                                                                          Part I


                            PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)

Note 4     Inventories consist of:

                                                     DECEMBER            JUNE
                                                     31, 1999          30, 1999
                                                 ------------------------------------
Raw materials                                      $    5,291,270     $  4,641,472
Finished goods and supplies                             8,414,528        7,419,735
                                                 ------------------------------------
Total LIFO inventories                                 13,705,798       12,061,207

Molds for resale in production                            820,653          853,433
Supplies                                                  529,716          471,420
                                                 ------------------------------------
                                                      $15,056,167      $13,386,060
                                                 ====================================

                                                                          Part I

                            PVC CONTAINER CORPORATION

Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Net sales for the three month period ended December 31, 1999 increased by 12.7% to $21,070,000 as compared to $18,702,000 for the three month period ended December 31, 1998. For the six months ended December 31, 1999, sales increased by 12.5% to $41,996,000 compared to $37,315,000 for the six month period ended December 31, 1998. Growth in the Company's Specialty Products line as well as a general improvement in the demand for plastic compounds resulted in the higher revenues for the current period.

Cost of goods sold for the three months ended December 31, 1999 was $17,041,000 or 80.0% of net sales as compared to $14,218,000 or 76.0% of net sales for the three months ended December 31, 1998. For the six months ended December 31, 1999 cost of goods sold was $33,588,000 or 79.9% of net sales as compared to $29,648,000 or 79.4% for the six months ended December 31, 1998. This increase is mainly attributable to the under absorption of overhead expenses, along with the increased pricing of plastic compounds and resins.

Selling, General and Administrative expenses ("SG&A") increased by $433,000 for the three month period ended December 31,1999, and by $781,000 for the six month period ended December 31, 1999 compared to the same period a year ago. For the quarter ended December 31, 1999, SG&A expenses were $2,535,000 or 12% of net sales, as compared to $2,102,000 or 11.2% of net sales for the quarter ended December 31, 1998. For the six months ended December 31, 1999, SG&A expenses were $4,814,000 or 11.4% of net sales as compared to $4,033,000 or 10.8% of net sales for the six month period ended December 31, 1998. This increase is mainly attributable to the 35% and 28% increase in personnel costs for the quarter and six months ended December 31, 1999 respectively as compared to the same period last year reflecting the Company's additional administrative and sales and marketing workforce. Additionally, the Company has incurred additional rental costs resulting from its relocation of the executive and administrative functions resulting from the sale of its manufacturing and office facility in Eatontown, New Jersey.

Depreciation and amortization expenses decreased to a level of $1,642,000 for the three months ended December 31, 1999 as compared to $1,817,000 for the three months ended December 31, 1998. For the six month period ended December 31, 1999, depreciation and amortization expenses were $3,413,000 as compared to $3,428,000 for the six month period ended December 31, 1998. The primary cause for the reduction during the quarter ended December 31, 1999 is the effect of certain manufacturing assets becoming fully depreciated in the current fiscal year.

Income from Operations decreased $713,000 during the three month period ended December 31, 1999 as compared to the same period a year ago. For the three month period ended December 31, 1999, Income (Loss) from Operations was ($149,000) or

(0.7%) of net sales, as compared to $565,000 or 3% of net sales for the three months ended December 31, 1998. Income from Operations for the six month period ended December 31, 1999 decreased to $181,000 or 0.4% of net sales as compared to $205,000 or 0.6% of net sales for the six month period ended December 31, 1998. The decrease in Operating Income (Loss) is principally the result of lower operating margins, lower plant utilization, higher unabsorbed factory overhead and increase in raw material costs during the six month period ended December 31, 1999.

Net income (loss) for the quarter ended December 31, 1999 decreased to ($564,000) or ($.08) on a diluted earnings per share basis as compared to $40,000 or $.01 on a diluted earnings per share basis for the same period a year ago. For the six months ended December 31, 1999, net loss increased to $(732,000) or $(.10) on a diluted earnings per share basis as compared to ($440,000) or ($.06) on a diluted earnings per share basis for the six month period ended December 31, 1998.




LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position and working capital remained adequate for the six month period ended December 31, 1999. Net working capital at December 31, 1999 decreased $445,000 to $13,195,000 compared to $13,640,000 as of June 30,
1999. The current ratio of assets to liabilities increased from 1.7 to 1.8 at December 31, 1999, primarily attributable to the recognition of an income tax benefit associated with the Company's net loss for the six months ended December 31, 1999.


During the six month period ended December 31, 1999, the Company generated $4,262,000 and $2,925,000 from proceeds from the sale of our facility located in Eatontown, New Jersey and long term debt respectively. These funds were primarily used to acquire capital assets of $932,000, finance working capital and operations for $916,000 and reduce long term debt by $6,069,000.

The Company's short term liquidity and short term capital resources are adequate for timely payment to trade and other creditors. The Company's sources of credit are sufficient to meet its working capital and capital needs in the foreseeable future. At December 31, 1999, the Company had unused sources of liquidity consisting of cash and cash equivalents of $88,000 and the availability of the unused credit under a revolving credit facility of $2,100,000.

The Company's building located at 401 Industrial Way West, Eatontown, New Jersey which was previously classified as Asset Held for Sale was sold in December, 1999 at approximately $173,000 less than book value of the property. This loss on the sale is reflected in Other Income (Expense) in the December 31, 1999 Consolidated Statement of Operations.


IMPACT OF YEAR 2000

Although the date is now past January 1, 2000, we have not experienced an immediate adverse impact from the transition to the Year 2000. However, we cannot provide assurance that we or our suppliers and customers have not been affected in a manner that is not yet apparent. In addition, some computer programs that were date sensitive to the Year 2000 may not have been programmed to process the Year 2000 as a leap year, and any negative consequential effects remain unknown. As a result, we will continue to monitor the Year 2000 compliance of our suppliers and customers.

                                                                         Part II

                            PVC Container Corporation

                                Other Information



Item 6 - Exhibits and Reports on Form 8-K:

           (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended December 31, 1999.

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

Date: February 14, 2000