Form 10-Q
period 2000-03-31
PVC CONTAINER CORP
filed 2000-05-15
CIK 81288

                                                                    Part I

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

            For the quarterly period ended        March 31, 2000
                                             ------------------------

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the transition period from ____________________
                          to __________________________

                         COMMISSION FILE NUMBER 0-30067
                                                -------

                            PVC CONTAINER CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                     Delaware                               13-2616435
-------------------------------------------------   ----------------------------
 (State or other jurisdiction of incorporation or        (I.R.S. Employer
                  organization)                         Identification No.)

               2 Industrial Way West, Eatontown, New Jersey 07724
--------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)

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


                                                Yes   X   No
                                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        Class                                Outstanding at March 31, 2000
-------------------------------------    ---------------------------------------
Common $.01 par value                                7,044,655 shares

                                                               Part I

                                    CONTENTS

                                                                                                PAGE NO.
                                                                                               -----------
PART I.          FINANCIAL INFORMATION

                 Consolidated Balance Sheets-March 31, 2000 and June 30, 1999                      3

                 Consolidated Statements of Operations-Three Months Ended
                    March 31, 2000 and 1999 and Nine Months Ended March 31,
                    2000 and 1999                                                                  4

                 Consolidated Statements of Cash Flows-Nine Months Ended
                    March 31, 2000 and 1999                                                        5

                 Notes to Consolidated Financial Statements                                        6

                 Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                        8-9

PART II.         OTHER INFORMATION                                                                 10

                                                                  Part I

                            PVC Container Corporation

                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                                           MARCH                  JUNE
                                                                                          31, 2000              30, 1999
                                                                                   -----------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                        $   316,807                  $   784,087
  Accounts receivable, net                                                          15,047,753                   12,815,674
  Inventories                                                                       14,500,613                   13,386,060
  Prepaid expenses and other current assets                                          1,480,282                    1,146,070
  Deferred income taxes                                                              1,517,271                    1,517,271
  Net assets held for disposition                                                      684,729                    4,350,730
                                                                                   -----------------------------------------
Total current assets                                                                33,547,455                   33,999,892

Other assets                                                                            93,835                      235,784
Goodwill, net of accumulated amortization                                            3,902,537                    3,826,482
Unexpended proceeds from construction loan                                              96,180                    4,724,914
Properties, plant and equipment at cost, net                                        37,306,104                   40,565,496
                                                                                   ========================================
                                                                                   $74,946,111                  $83,352,568
                                                                                   ========================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                 $ 9,983,623                  $ 9,596,606
  Accrued expenses                                                                   4,633,649                    4,864,355
  Income taxes payable                                                                 228,584                    1,337,291
  Current portion of long-term debt                                                  3,829,830                    4,561,844
                                                                                   -----------------------------------------
Total current liabilities                                                           18,675,686                   20,360,096

Long-term debt                                                                      33,401,977                   39,413,118
Deferred income taxes                                                                3,103,544                    3,103,544

Stockholders' equity:
  Preferred stock, par value $1.00, authorized
   1,000,000 shares, none issued
  Common stock, par value $.01, authorized 10,000,000 shares,
   7,044,655 and 7,038,705 shares issued and outstanding
   as of March 31, 2000 and June 30, 1999, respectively                                 70,446                       70,387
  Capital in excess of par value                                                     3,810,981                    3,786,497
  Retained earnings                                                                 15,883,477                   16,618,926
                                                                                   -----------------------------------------
Total stockholders' equity                                                          19,764,904                   20,475,810
                                                                                   -----------------------------------------
                                                                                   $74,946,111                  $83,352,568
                                                                                   ========================================


See accompanying notes.

                                                                 Part I

                            PVC Container Corporation

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                  MARCH 31                                 MARCH 31
                                                      --------------------------------------------------------------------------
                                                            2000               1999                2000                1999
                                                      --------------------------------------------------------------------------
Net sales                                             $ 25,781,261        $ 23,458,934        $ 67,776,984        $ 60,773,682

Cost and expenses:
   Cost of goods sold (exclusive of
    depreciation and amortization
    expense shown separately below)                     20,317,826          16,763,637          53,905,624          46,411,793
   Selling, general and administrative expenses          2,655,140           2,456,180           7,469,093           6,489,560
   Depreciation and amortization                         1,804,596           1,900,409           5,217,700           5,328,556
   Provision for restructuring                             400,000                                 400,000
                                                      ---------------------------------------------------------------------------
                                                        25,177,562          21,120,226          66,992,417          58,229,909
                                                      ---------------------------------------------------------------------------
Income from operations                                     603,699           2,338,708             784,567           2,543,773

Other income (expense):
   Interest expense                                       (643,514)           (646,632)         (1,978,928)         (1,828,688)
   Other income                                             34,173              44,220             (31,388)            287,783
                                                      ---------------------------------------------------------------------------
                                                          (609,341)           (602,412)         (2,010,316)         (1,540,905)
                                                      ---------------------------------------------------------------------------
(Loss) income before benefit
  (provision) for income taxes                              (5,642)          1,736,296          (1,225,749)          1,002,868


Benefit (provision) for income taxes                         2,256            (690,100)            490,300            (396,800)
                                                      ---------------------------------------------------------------------------
Net (loss) income                                     $     (3,386)       $  1,046,196        $   (735,449)       $    606,068
                                                      ===========================================================================

Earnings per share (basic and diluted)                $          -        $        .15        $       (.10)       $        .09
                                                      ===========================================================================

See accompanying notes.

                                                                    Part I

                            PVC Container Corporation

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           NINE MONTHS ENDED
                                                                                MARCH 31
                                                                        2000                1999
                                                                 -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                      (735,449)       $    606,068
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
      Depreciation and amortization                                   5,217,700           5,328,556
      Gain on sale of equipment                                         (18,000)           (107,000)
      Loss on sale of building                                          173,818
      Deferred income taxes                                                                 (30,000)
      Changes in assets and liabilities:
         Accounts receivable-net of allowances                       (2,232,079)            138,361
         Inventories                                                 (1,114,553)         (1,388,544)
         Prepaid expenses and other current assets                     (334,212)           (287,432)
         Other assets                                                   141,949             295,641
         Accounts payable and accrued expenses                          131,611          (2,233,288)
         Income taxes payable                                        (1,108,707)            524,880
                                                                 ------------------------------------
Net cash provided by operating activities                               122,078           2,847,242

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of business                                                                    (12,000,000)
Capital expenditures                                                 (1,847,375)         (2,951,903)
Proceeds from sale of building                                        4,262,286
Proceeds from sale of equipment                                          18,000             107,000
                                                                 ------------------------------------
Net cash provided by (used in) investing activities                   2,432,911         (14,844,903)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                                 24,543
Payments of long-term debt                                           (6,971,653)         (3,042,467)
Proceeds from long-term debt                                          3,924,841          14,400,000
                                                                 ------------------------------------
Net cash (used in) provided by financing activities                  (3,022,269)         11,357,533
                                                                 ------------------------------------

Net decrease in cash and cash equivalents                              (467,280)           (640,128)
Cash and cash equivalents at beginning of period                        784,087             868,498
                                                                 ------------------------------------
Cash and cash equivalents at end of period                         $    316,807        $    228,370
                                                                 ====================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                                      $  1,981,500        $  1,721,300
                                                                 ====================================

Income taxes paid                                                  $    613,900        $    111,000
                                                                 ====================================

See accompanying notes.

                                                                     Part I

                            PVC Container Corporation

                   Notes to Consolidated Financial Statements

Note 1 In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2000, and the results of operations and cash flows for the nine month periods ended March 31, 2000 and 1999.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

          Diluted earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. Common stock and common stock equivalents amounted to 7,067,122 and 7,164,547 in the third quarter of 2000 and 1999, respectively, and 7,114,708 and 7,166,873 for the nine month periods ended March 31, 2000 and 1999, respectively.

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

Note 3 Excluded from the consolidated statements of cash flows for the nine months ended March 31, 2000 and 1999 was the effect of certain noncash financing activities related to the $2.5 million and $7.3 million loans obtained by the Company from GE Capital in March 1998 and June 1998, respectively, the $3.5 million loan from GE Capital obtained by the Company in April 1997 and the $5.5 million South Carolina EDA loan obtained by the Company in April 1996. Capital expenditures in connection with these agreements totaled approximately $728,000 and $2,630,000 for the nine months ended March 31, 2000 and 1999, respectively. In addition, during the three months ended March 31, 2000, the Company reduced its obligations under these loans by $3.7 million without affecting cash.

                                                                    Part I

                            PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)

Note 4  Inventories consist of:

                                        MARCH             JUNE
                                       31, 2000          30, 1999
                                    --------------------------------
Raw materials                        $ 5,064,121       $ 4,641,472
Finished goods and supplies            7,994,884         7,419,735
                                     -----------------------------
Total LIFO inventories                13,059,005        12,061,207


Molds for resale in production           989,196           853,433
Supplies                                 452,412           471,420
                                     -----------------------------
                                     $14,500,613       $13,386,060
                                     =============================

                           PVC CONTAINER CORPORATION

        Management's Discussion and Analysis of Financial Condition and
                              Results of Operations



RESULTS OF OPERATIONS

Net sales for the three-month period ended March 31, 2000 increased by 9.9% to $25,781,000 as compared to $23,459,000 for the three-month period ended March 31, 1999. For the nine months ended March 31, 2000 sales increased by 11.5% to $67,777,000 compared to $60,774,000 for the nine month period ended March 31, 1999. Demand in the Novatec Plastics operation and bottle operations increased by 14.1% and 8.9% respectively for the three months ended March 31, 2000.

Cost of goods sold for the three months ended March 31, 2000 was $20,318,000 or 78.8% of net sales compared to $16,764,000 or 71.5% of net sales for the three months ended March 31, 1999. For the nine months ended March 31, 2000 cost of goods sold was $53,906,000 or 79.5% of net sales as compared to $46,412,000 or 76.4% for the nine months ended March 31, 1999. Margins in the bottle operations were adversely affected by the underabsorption of overhead expense and raw material costs. Novatec Plastics margins were significantly affected by the rapidly rising plastic resin prices.

Selling. General and Administrative expenses ("SG&A") increased by $199,000 for the three month period ended March 31, 2000 and by $980,000 for the nine month period ended March 31, 2000, as compared to the same period a year ago. For the quarter ended March 31, 2000, SG&A expenses were $2,655,000 or 10.3% of net sales, as compared to $2,456,000 or 10.5% of net sales for the quarter ended March 31, 1999. For the nine months ended March 31, 2000, SG&A expenses were $7,469,000 or 11.0% of net sales compared to $6,490,000 or 10.7% of net sales for the nine month period ended March 31, 1999. This increase is mainly attributable to the increase in personnel costs for the quarter and nine months ended March 31, 2000 as compared to the same period last year reflecting the Company's additional administrative and sales and marketing personnel necessary to support the Company's desire to grow its business. Additionally, the Company has incurred additional rental costs resulting from its relocation of the executive and administrative functions resulting from the sale of its manufacturing and office facility in Eatontown, New Jersey.

Depreciation and amortization expense decreased to a level of $1,805,000 for the three months ended March 31, 2000 as compared to $1,900,000 for the three months ended March 31, 1999. For the nine month period ended March 31, 2000, depreciation and amortization expense were $5,218,000 as compared to $5,329,000 for the nine month period ended March 31, 1999. The primary cause for the reduction during the quarter and nine month period ended March 31, 2000 is the effect of certain manufacturing assets becoming fully depreciated in the current fiscal year.

The Company recorded a $400,000 pre-tax charge to income for restructuring related to the closure and expected loss on the sale of its Ardmore, Oklahoma manufacturing facility as well as severance and other exit costs relating to this facility.

Income from operations decreased $1,735,000 during the three-month period ended March 31, 2000 as compared to the same period a year ago. For the three-month period ended March 31, 2000, Income from operations was $604,000 or 2.3% of net sales, as compared to $2,339,000 or 10.0% of net sales for the three months ended March 31, 1999. Income from operations for the nine-month period ended March 31, 2000 decreased to $785,000 or 1.2% of net sales as compared to $2,544,000 or 4.2% of net sales for the nine month period ended March 31, 1999. The decrease in operating income is primarily the result of lower operating margins, lower plant utilization, higher unabsorbed factory overhead increases in raw material costs and restructuring charge during the nine month period ended March 31, 2000.

Net income (loss) for the quarter ended March 31, 2000 decreased to $(3,000) or $(.00) on a diluted earnings per share basis as compared to $1,046,000 or $.15 on a diluted earnings per share basis for the same period a year ago. For the nine months ended March 31, 2000 net income (loss) increased to $(735,000) or $(.10) on a diluted earnings per share basis as compared to $606,000 or $.09 on a diluted earnings per share basis for the nine month period ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCE

The Company's liquidity position and working capital remained adequate for the nine-month period ended March 31, 2000. Net working capital as at March 31, 2000 increased $1,222,000 to $14,872,000 compared to $13,650,000 as at June 30, 1999.
The current ratio of assets to liabilities increased from 1.7 to 1.8 at March 31, 2000 primarily attributable to the recognition of an income tax benefit associated with the Company's net loss for the nine months ended March 31, 2000.

During the nine month period ended March 31, 2000, the Company generated $122,000 from operating activities, $4,263,000 from the sale of our facility located in Eatontown, NJ, and $3,925,000 from proceeds from additional long term debt. These funds were primarily used to acquire capital assets of $1,847,000 and reduce long term debt by $6,972,000.

The Company's short term liquidity and short term capital resources are adequate for timely payment to trade and other creditors. The Company's sources of credit are sufficient to meet working capital and capital needs in the foreseeable future. At March 31, 2000, the Company had unused sources of liquidity consisting of cash and cash equivalents of $317,000 and the availability of the unused credit under a revolving credit facility of $1,100,000.

The Company's building located at 401 Industrial Way West, Eatontown, New Jersey, which was previously classified as Asset Held for Sale, was sold in December 1999 at approximately $173,000 less than book value of the property. This loss on the sale is reflected in Other Income (Expense) in the March 31, 2000 Consolidated Statement of Operations.

YEAR 2000 COMPLIANCE

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

                                                                   Part II

                            PVC Container Corporation

                                Other Information

Item 6 - Exhibits and Reports on Form 8-K:

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 2000.

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


Date: May 15, 2000