Form 10-K
period 2000-06-30
PVC CONTAINER CORP
filed 2000-10-13
CIK 81288

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-K

(Mark One)

[] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________.


                         Commission file number 0-30067

                            PVC CONTAINER CORPORATION

             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                          13-2616435
 (State of Other Jurisdiction of                     IRS Identification Number
    Incorporation or Organization)
    2 Industrial Way West, Eatontown,
New Jersey 07724-2202                                       07724
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last trade on September 6, 2000, was approximately $8,974,958.

The number of shares outstanding of the registrant's only class of common stock, as of the latest practicable date, is as follows:

          Class                             Outstanding as of September 6, 2000
          -----                             -----------------------------------
  Common Stock, $.01 par value                              7,044,655

                       EXHIBIT INDEX is located at Page 20

                                     PART I

Item 1.  Description of Business.

                  General. PVC Container Corporation (the "Company") was incorporated in Delaware on June 14, 1968. The Company's major business activity consists of the manufacture and sale of a line of plastic bottles made from polyvinyl chloride ("PVC") compounds, high-density polyethylene ("HDPE") polyethylene terephthalate ("PET") resins. The Company sells these bottles through Novapak Corporation ("Novapak") which is a wholly-owned subsidiary of the Company. Some of the HDPE bottles are fluorinated to improve the chemical resistance and barrier properties of the containers manufactured by the Company's wholly-owned subsidiary known as Airopak Corporation. All of these bottles ("plastic bottles") are used primarily for the packaging of cosmetics, toiletries, foods, household chemicals, lawn and garden and industrial chemical products.

                  PVC compounds are used by the Company or sold to other plastic bottle manufacturers for the production of plastic bottles which compete with those produced by the Company. These PVC compounds are produced and sold through the Company's wholly-owned subsidiary, Novatec Plastics Corporation, Inc. ("Novatec"). During the last several years, the Company has made some progress in its efforts to diversify its PVC compound business. For example, the Company has developed and begun to sell several categories of specialty PVC compounds for non-bottle applications ("specialty compounds") including extruded profiles and accessories, furniture, molding and other indoor fixtures, and a variety of injection molded electrical and electronic housings (the "Company's targeted markets").

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

                  On September 3, 1998 the Company acquired all of the issued and outstanding stock of Marpac Industries,Inc. which was founded in 1967 and has annual sales of approximately $10,000,000. Marpac Industries, Inc. produces custom blow molded products including plastic bottles, containers, cartridges, double-wall cases, flexible spouts and various dispensers. Marpac
Industries, Inc. is known in the market for its technical capabilities which allow it to manufacture uniquely configurated products within specific tolerances. Marpac is presently operating one facility located in Kingston, New York.

                  Sales. The Company's plastic bottles are sold primarily to manufacturers of toiletries and cosmetics, food, household chemicals, lawn and garden and industrial chemical products, private label manufacturers of similar products, and bottle distributors who sell to such manufacturers. PVC compounds are sold to other manufacturers of plastic bottles, and a small but increasing amount of specialty compounds are sold to a diverse range of manufacturers of other products. A limited amount of the Company's total sales is made through commissioned sales representatives. During the fiscal year ended June 30, 2000, no one customer accounted for 10% or more of the Company's net sales.

                  Sales of the Company's plastic bottles and PVC bottle compounds have accounted for most of the Company's net revenue; sales of specialty compounds to non-bottle customers have accounted for the remainder of the Company's net revenue. Plastic bottles are offered in food grade and non-food grade materials, fluorinated or non-fluorinated, in clear and opaque colors and in a range of sizes from one to two hundred and twenty five ounces. The Company produces plastic bottles utilizing its own molds, in proprietary designs ("stock bottles") which are of its own design and also produces on a contractual basis plastic bottles in molds owned by the customer, utilizing their designs and specifications ("custom bottles").

                  The sale of plastic bottles is generally a "regional" business. The majority of the Company's customers are within a 300 mile radius of the Company's respective plastic bottle manufacturing plants. Freight costs limit the economical shipping of plastic bottles long distances due to their bulky nature, except for specialty bottles of a unique design or fluorinated containers that are not available from local manufacturers. In contrast, the Company's PVC compounds which are sold in the form of plastic pellets and are denser than plastic bottles can be shipped throughout the continental United States and Canada, and tend to be less regional and more of a "national" business.

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

                  Manufacturing Operations. The Company uses extrusion blow molding equipment to manufacture its PVC plastic bottles. The same equipment is also used to manufacture fluorinated and non-fluorinated plastic bottles from HDPE and can also be used with some modifications, to process bottles from other blow molding polymers, including polypropylene, glycol-modified polyethylene terephthalate ("PETG") and some new extrusion grade polyethylene terephathalate resins ("EPET"). The Company also manufactures and sells plastic bottles made from injection stretch blow molding grades of PET as well as PET preforms which can be converted into various sizes of plastic bottles and which can be economically shipped in their preform state prior to such conversion.

                  The Company operates plastic bottle manufacturing facilities in Hazleton, Pennsylvania, Paris, Illinois, Manchester, Pennsylvania, Walterboro, South Carolina, Philmont, New York, and Kingston, New York for the manufacturing of plastic bottles. During September, 1998 the Company relocated its existing plastic bottle business from a facility in Eatontown, New Jersey owned by the Company to a newly constructed facility in Hazleton, Pennsylvania. (See Properties.) This new facility provides the Company with additional space needed to support the growth of its plastic bottle business. The Company sold its former plastic bottling facility, located in Eatontown, New Jersey on December 22, 1999. In April 1993, the Company commenced operations in a new facility, located in Paris, Illinois which was added to support growth of the Company's midwest bottle business. On August 4, 1994, the Company acquired from Air Products and Chemicals, Inc., through its recently incorporated wholly-owned subsidiary known as Airopak Corporation, the assets of a specialty container business. The business is conducted from leased facilities located in Manchester, Pennsylvania, and relates to the manufacture and sale of AIROPAK(R) fluorinated HDPE containers. The assets of the business consist of equipment, machinery and inventory used in connection with the manufacturing of such containers. A description of the Company's plastic bottle facilities is set forth below in item 2 entitled "Properties".

                  The Company manufactures plastic compounds utilizing a two stage process consisting of mixing a powder blend of various resins and other ingredients in an intensive mixer, and subsequently melting the powder in a compounding extrusion system for pelletizing the final plastic compound products. Four compounding lines are located in a separate facility in Eatontown, New Jersey, which began operations during October 1982. The Company will continue to purchase small amounts of PVC bottle compounds produced by others for use in the manufacturing of plastic bottles where customers specify a competing material. The capacity of the Company's PVC compounding facility is more than adequate to supply the Company's current requirements for PVC compound. The Company uses its excess PVC compounding capacity to produce PVC bottle compounds and specialty compounds for sale to other plastic processors of PVC bottles and other Company targeted markets. A description of the Company's compound facility is set forth below in Item 2 entitled "Properties".

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

                  Backlog. Generally the Company's backlog of unfilled orders range from approximately four to six weeks.

                  Competition and Marketing. The Company believes it is one of approximately thirty manufacturers of plastic bottles in the United States, one of at least five manufacturers of PVC bottle compounds and one of at least five manufacturers of specialty compounds for use in the Company's targeted markets. The dominant manufacturers of plastic bottles are Owens-Brockway, Inc. and Silgan Corp. The dominant manufacturers of PVC bottle compounds and PVC specialty compounds are Poly- one Corporation and Georgia Gulf Corporation. The Company's sales volume, production capacity, and consumption of PVC resin are small compared to its competitors. The Company's major PVC compound competitors are large, integrated petrochemical companies with greater financial resources than the Company, and many of which also manufacture PVC resin.

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

                  The Company sometimes purchases its supply of PVC resin from its PVC compound competitors. This has, at times, caused the Company to have difficulty obtaining adequate supplies of PVC resin and has permitted its competitors to increase PVC resin costs charged to the Company, which has resulted in reduced profit margins on PVC bottle compound; whereas profit margins on PVC specialty compounds tend to remain stronger because the Company faces less price competition.

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

                  A shortage of labor and higher cost of living in New Jersey and the resulting increased employee turnover and difficulty in retaining labor on swing shifts, weekends and holidays influenced the Company's decision as described above to relocate its New Jersey manufacturing facility from Eatontown, New Jersey to Hazleton, Pennsylvania which has a large labor pool. However, during the last twelve months, the Company has had difficulty in retaining certain skilled and unskilled labor at all its locations due to low unemployment as well as the overall strong national economy.

                  As a result of the acquisition of the Philmont, New York facility see "General", "Manufacturing Operations" and "Properties", the Company has increased its container decorating capabilities to include automatic silk screening multiple color applications, pressure sensitive paper and plastic film labels and therimage heat transfer labeling. While the Company believes that eventually it will be required to establish this capability in some of its other manufacturing facilities, it does currently interfere with the Company's ability to compete.

                  PVC competes with PET and PETG as a material for use in the manufacture of transparent plastic bottles. Manufacturers of bottles made of PET have captured a portion of the edible oil, household chemical and medicinal segments of the plastic bottle market from PVC bottle manufacturers. Because the price of PET bottles becomes competitive on high volume orders of custom bottles (i.e., orders of more than approximately 5 million to 10 millions units), there is a substantial risk that customers who have large custom bottle requirements may increasingly consider using PET bottles instead of PVC bottles. Because most of the Company's custom bottle business consists of low or mid-range volume orders, the Company's custom bottle business has been less vulnerable to PET. However, recently several stock PET containers of similar shape and size to some of the Company's PVC stock bottles are becoming more prevalent in the Company's markets. Although injection PET tooling is considerably more expensive than PVC extrusion tooling, some components of PET molds and tooling can be shared over several custom or stock designs thereby reducing the higher tooling/mold intensity associated with the injection based PET stock and custom bottle business. The Company has the ability to manufacture PETG bottles by modifying its equipment, and the Company now manufactures and sells PETG bottles. The Company has commenced the manufacture and sale of PET plastic bottles and preforms at its facility in Paris, Illinois and Hazleton, Pennsylvania. This new capacity allows the Company to compete for PET bottle applications in the plastic bottle market. See "Environmental Regulation" below.

                  Research and Development. The Company spent approximately $238,000 and $222,000 for the fiscal years ended June 30, 2000 and June 30, 1999 respectively on research activities relating to the development of new designs of containers and the production of compounds. The major thrust of the Company's research and development efforts is currently in the area of new PVC compound development.

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

                  Employees. As of June 30, 2000 the Company employed 42 people at its executive offices located at 2 Industrial Way West, Eatontown, New Jersey. The Company occupies approximately 9,300 square feet of executive offices under a lease for a term of ten years which commenced on January 1, 1999 at an initial monthly rental of $13,950 until December 31, 2000 when the monthly rental increases to $15,500 until December 31, 2004 when the monthly rental increases to $16,275 until December 31, 2006 when the monthly rental increases to $17,050 until the end of the term. As indicated above under "Manufacturing Operations", the Company relocated its Eatontown, New Jersey manufacturing facility to a new facility located in Hazleton, Pennsylvania and its executive offices to the new location described above. The Company employs a total of 52 people at the Novatec facility in Eatontown, New Jersey. There are currently employed 90 people in the new manufacturing facility in Hazleton, Pennsylvania. The Company employs 116 people at its Paris, Illinois facility, 36 people at its Walterboro, S.C. facility, 75 people at Airopak Corporation in its Manchester, Pennsylvania facility, 133 people at its Philmont, New York facility and a total of 69 people at Kingston, New York. The Company renewed its collective bargaining agreement with Local 108 of the Retail, Wholesale and Department Store Union, AFL-CIO, effective September 1, 2000 until August 31, 2003. The Company considers its relations with its work force and the union to be good.

Financial Information about Foreign and Domestic Operations and Export Sales

                  The Company had export sales of $ 4,089,000 during the fiscal year ended June 30, 2000. Net sales to the Northeast of the United States amounted to $ 40,185,000 during such fiscal year; net sales to the Midwest amounted to $ 29,464,000; net sales to the Southeast amounted to $ 13,155,000; and net sales to other domestic regions amounted to $ 5,727,000 during such fiscal year.

Item 2.  Properties.

                  The Company's manufacturing activities with respect to its continuing businesses are conducted at the eight facilities described in the following table:

Location                                 Purpose of Facility                         Building Area
--------                                 -------------------                         -------------
Hazleton, Pennsylvania                   Plastic Bottle Plant and                    160,000(1)
                                         warehousing and Office
Eatontown, New Jersey                    Plastic Compounding Plant,                   50,162(2)
                                         warehouse and Executive offices
Manchester, Pennsylvania                 Airopak Corporation Plant and               145,221(3)
                                         warehousing
Paris, Illinois                          Plastic bottle Plant and                    125,000(4)
                                         warehousing and office
Walterboro, S.C.                         Plastic bottle Plant warehousing             61,430(5)
                                         and office
Philmont, New York                       Plastic bottle plant, warehouse and         100,000(6)
                                         office


Kingston, New York                       Plastic bottling plant, warehouse            34,000(7)
                                         and office
Ardmore, Oklahoma                        Plastic bottling plant, warehouse            10,000(8)
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

                  2. The Company's PVC Compounding manufacturing facility is located at 275 Industrial Way West, Eatontown, New Jersey on 5.5 acres of real property owned by the Company. It contains manufacturing, R&D, warehouse, and administrative offices and is constructed from steel and concrete panels. In March 1994, the Company completed the construction of an additional 21,000 square feet of warehouse and refinanced the facility with a new term Note and mortgage from Fleet Bank, NJ. See Note 5 to the Notes to the Consolidated Financial Statements below.

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

                  7. and 8. As indicated above under "Manufacturing Operations" the Company acquired on September 3, 1998 the plastic bottle manufacturing business of Marpac Industries located in Kingston, New York and Ardmore, Oklahoma. The Kingston facility consists of 34,000 square feet of manufacturing, warehouse and office space. The Company discontinued during the fiscal year ended June 30, 2000 its operations at the Ardmore, Oklahoma facility which consists of 10,000 square feet of manufacturing, warehouse and office space. The facility is currently being offered for sale. The Kingston facility is located on approximately 6 acres of real property with 2.4 adjacent acres for expansion and all of which are owned by the Company.

Item 3. Legal Proceedings.

                  There are no actions or claims pending against the Company which, in the opinion of management, would adversely affect the business or financial condition of the Company.

Item 4. Submission of Matters to a Vote of Securityholders.

         None

                                     PART II


Item 5.  Market for Registrant's Common Stock
         and Related Securityholder Matters.

                  The Company's common stock trades on the Nasdaq National Stock Market under the symbol PVCC. The last trade of the common stock on September 6, 2000 was at a price of $4.25 per share. The following is a summary of the high and low trade information on the Nasdaq National Stock Market during the fiscal years of the Company ended June 30, 2000 and June 30, 1999:


Year Ended June 30, 2000

                                                 Low                High
                                                 ---                ----
1st Quarter                                      $6.25                $7.375
2nd Quarter                                       5.50                 6.875
3rd Quarter                                       4.1875               5.75
4th Quarter                                       3.75                 5.00

Year Ended June 30, 1999

                                                 Low                High
1st Quarter                                      $6.50                $7.50
2nd Quarter                                       6.125                7.75
3rd Quarter                                       6.125                7.50
4th Quarter                                       5.50                 7.00


         As at September 6, 2000, the number of holders of record of the issued and outstanding common stock of the Company was approximately 569.

         The Company on December 20, 1991 paid to shareholders its first dividend of $.05 per share of common stock, and a second, third and fourth dividend in the same amount was paid on December 18, 1992 December 8, 1993 and January 18, 1995. The Company declared on January 29, 1996 a stock dividend in the amount of 3% per share and a total of 202,817 shares were paid on February 26, 1996 to shareholders in connection with this dividend. The Company declared on August 29, 1996 a cash dividend of $.06 per share payable on September 20, 1996 to shareholders of record as of the close of business on September 13, 1996. No dividends have been declared or paid during the fiscal years ended June 30, 1997, June 30, 1998, June 30, 1999 and June 30, 2000.

Item 6.         Selected Financial Data.

                                                          Years Ended June 30
                                              2000               1999             1998              1997                1996
                                              ----               ----             ----              ----                ----
                                                             (restated)        (restated)        (restated)          (restated)
                                                             ----------        ----------        ----------          ----------
SELECTED INCOME STATEMENT DATA:
Net Sales                                 $92,619,720         $85,155,047      $69,728,498        $58,392,310         $57,216,317
Income from operations                     $1,050,599          $4,927,689       $4,104,406         $4,204,218          $5,166,200
Net (loss) Income                        $(1,196,678)          $1,702,983       $1,856,891         $2,249,328          $2,682,170
Earnings per share:*
  Weighted average shares
for diluted shares                          7,042,254           7,158,741        7,064,671          6,989,034           6,841,085
Income from operations                           $.15                $.69            $ .58               $.60                $.75
Net Income (loss) per share                    $(.17)                $.24            $ .26               $.32                $.39
Cash dividends per share                         $---                $---             $ --               $.06 --             $.05
Stock dividends per share                        $---                $---            $ ---               $ --                  08

SELECTED BALANCE SHEET DATA
Current assets                            $30,547,896         $33,771,892      $24,615,463        $20,384,764         $19,490,008
Current liabilities                       $16,186,694         $20,358,118      $16,654,395        $11,876,707         $12,299,121
Working capital                           $14,361,202         $13,413,774       $7,961,068         $8,508,057          $7,190,887
Total assets                              $70,855,593         $83,124,568      $69,986,118        $46,039,366         $44,397,871
Noncurrent liabilities                    $35,500,046         $42,425,462      $34,835,808        $17,525,635         $17,196,372
Stockholders' equity                      $19,168,853         $20,340,988      $18,495,915        $16,637,024         $14,902,378

* Earnings per share calculations are based on the weighted average number of shares of common stock and common stock equivalents outstanding. Retroactively restated for the 3% stock dividend paid on February 26, 1996 to shareholders of records on February 9, 1996.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


                     FISCAL 2000 AS COMPARED TO FISCAL 1999

                  The Company's net sales for the fiscal year ended June 30, 2000 reached a level of $92,620,000, an increase of approximately 8.8% over the 1999 level of $85,155,000. The Company's Novatec Plastics and Novapak divisions experienced increased demand; its specialty container division, which reflects twelve months of operations from its acquisition of Marpac Industries versus four months in 1999, also registered growth.

                  Cost of goods sold increased to 79.8% in 2000 from 75.0% in fiscal 1999. Margins in the bottle operations were adversely affected by the underabsorption of manufacturing overhead expenses and raw material costs. Novatec Plastics margins were significantly affected by rapidly rising plastic resin prices. Resin prices increased in excess of 50% in the fiscal year. Selling, general, and administrative expenses ("SG&A") were $10,459,000 or 11.3% of net sales for the fiscal year ended June 30, 2000 as compared to $9,187,000 or 10.8% of net sales for the fiscal year ended June 30, 1999. SG&A expenses have increased to support the Company's continued expansion. Additionally,the Company has incurred additional rental costs resulting from its relocation of the executive and administrative functions resulting from the sale of its manufacturing and office facility in Eatontown, New Jersey. Depreciation and amortization expense for fiscal 2000 decreased $342,000 as compared to fiscal 1999, primarily the effect of certain manufacturing assets becoming fully depreciated in the current fiscal year.

                  Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased from approximately $12,369,000 in fiscal 1999 to approximately $7,751,000 in fiscal 2000. Of the $4,618,000 decreased in EBITDA, approximately $2,237,000 was due to the performance of the Novatec Plastics division, with the remaining $2,381,000 as the result of the performance in the Company's plastic containers segment which included a non-recurring $400,000 restructuring charge relating to the closing of the Ardmore, Oklahoma manufacturing facility and the time lag in passing on resin price increases to bottle customers was also a factor.

                  Income from operations for the fiscal year ended June 30, 2000 decreased to $1,051,000 or 1.1% of net sales after a $400,000 pretax charge to income for restructuring relating to the closing of its Ardmore, Oklahoma manufacturing facility.

                  Net interest expense increased $376,000 during the fiscal year ended June 30, 2000 as compared to fiscal 1999. The net increase was primarily due to higher interest rates and additional borrowings for working capital needs.

                  Net income (loss) for the year ended June 30, 2000 decreased to $(1,197,000) or $(.17) per share as compared to $1,703,000 or $.24 per share for fiscal 1999.

                     FISCAL 1999 AS COMPARED TO FISCAL 1998

                  The Company's net sales for the fiscal year ended June 30, 1999 reached a level of $85,155,000, an increase of approximately 22.1% over the 1998 level of $69,728,000. The Company's Novatec Plastics division experienced increased demand; its Airopak specialty container division, which now includes Marpac Industries and its Novapak division, (which reflects twelve months of operations from its acquisition of Charter Supply Co., Inc. ("McKechnie") versus three months in 1998 also registered growth.

                  Cost of goods sold decreased from 77.3% in 1998 to 75.0% in fiscal 1999. Manufacturing efficiencies and lower raw material prices accounted for this decrease. Selling, general and administrative expenses ("SG&A") was $9,187,000, or 10.8% of net sales for the fiscal year ended June 30, 1999 as compared to $6,522,000, or 9.4% of net sales for the fiscal year ended June 30, 1998. SG&A expenses have increased to support the Company's continued expansion. Depreciation and amortization expense for fiscal 1999 increased $3,132,000 as compared to fiscal 1998, primarily as a result of the recent acquisitions, as well as higher depreciation associated with recent investments in PET equipment.

                  Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased from approximately $8,257,000 in fiscal 1998 to approximately $12,369,000 in fiscal 1999. Of the $4,112,000 increase in EBITDA, approximately $662,000 was due to the performance of the Novatec Plastics division, with the remaining $3,450,000 as a result of the growth in the Company's plastic containers segment.

                  Income from operations for the fiscal year ended June 30, 1999 increased to $4,928,000 or 5.8% of net sales as a result of the fluctuations discussed above. For fiscal 1998, income from operations was $4,104,000 or 5.9% of net sales after a $1,200,000 pretax charge to income for restructuring relating to the relocation of its Eatontown, New Jersey manufacturing facility to Hazleton, Pennsylvania

                  Net interest expense increased $1,197,000 during the fiscal year ended June 30, 1999, as compared to fiscal 1998. The net increase was primarily due to additional borrowings to finance acquisitions.

                  Net income for the year ended June 30, 1999 decreased to $1,703,000 or $.24 per share as compared to $1,857,000 or $.26 per share for fiscal 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

                  The Company's liquidity position at June 30, 2000 increased from the prior year. Working capital increased approximately $947,000 to $14,361,000 at June 30, 2000 from $13,414,000 at June 30, 1999. Approximately
$685,000 of the increase relates to a reclassification from Net property, plant and equipment to Net assets held for disposal. The current ratio increased to
1.9 at June 30, 2000 from 1.7 at June 30, 1999.

                  Cash flows from operations during fiscal 2000 in the amount of $2,929,000 represent a decrease of $3,584,000 from the prior year. The major reasons are a lower net income ($2,900,000), decrease in depreciation ($342,000) and lower net operating working capital ($342,000).

                  The Company received $3,925,000 in proceeds from long term debt, $4,285,000 from the sale of its manufacturing facility in Eatontown, New Jersey and $24,000 from issuance of common stock. These funds, combined with the cash flow from operations, were used to acquire $2,383,000 in capital assets and reduce long term debt by $8,476,000.

                  The Company's short term liquidity and short term capital resources are projected to be adequate to allow the Company to continue to make timely payments to trade and other creditors. The Company believes that the financial resources available to it, including internally generated funds and amounts available under its revolving credit facility would be sufficient to meet its foreseeable working capital requirements. As of June 30, 2000, the Company had unused sources of liquidity consisting of cash and cash equivalents of $1,088,000 and available unused credit under a revolving credit facility of $1,600,000.

                  On September 1, 2000, the Company entered into a new banking relationship with PNC Business Credit. The Company now has a $43,375,000 senior secured credit facility. The credit facilities are structured as a five year $25,000,000 senior revolving credit facility, a five year $12,183,000 amortizing senior term loan, a five year $4,192,000 standby letter of credit and a five year $2,000,000 capital expenditure line. At closing, the Company had approximately $4.5 million available unused credit under its new revolving credit facility.

                  Given the emphasis on the Company's financial position placed by the Company's lending institutions, management believes that a change in accounting method for inventory valuation from LIFO to FIFO is appropriate. Based on the decreasing resin prices in the first quarter of fiscal 2001, and the projected excess capacity in PVC resin supply market, management believes that the rise in resin prices in the latter half of fiscal 2000 will substantially reverse in fiscal 2001, and that LIFO inventories would again approximate, or exceed FIFO inventories, as was the case in fiscal 1997 through 1999. Accordingly, the Company believes that the FIFO method of valuing inventories is preferable because it will provide a better measure of the current value of the inventories and financial position of the Company.





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


Name                            Age         Held Office Since       Offices with the Company
----                            ---         -----------------       ------------------------

Phillip L. Friedman              53               1982              President, Chief Executive, and Director
Joel Francis Roberts             58               1989              Senior Vice President Operations
Jeffrey Shapiro                  51               2000              Chief  Financial Officer
John F. Turben                   65               1996              Director
Raymond A. Lancaster             54               1996              Director
Michael Sherwin                  59               1996              Director
George R. Begley                 57               1996              Director
Jeffery C. Garvey                51               2000              Director

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

                  JEFFREY SHAPIRO, was employed as the Chief Operating Officer of Universal Process Equipment, a world wide manufacturer of process equipment, before joining PVCC in March 2000 as Chief Financial Officer. Jeff has nearly twenty years of experience in the printing and packaging industry and has held various executive positions from Vice President to Controller to Chief Financial Officer. Prior companies include Webcraft Technologies and Klearfold Packaging. Mr. Shapiro is a graduate of Rutgers University and a CPA in New Jersey.

                  GEORGE R. BEGLEY is an independent investment advisor, a director of North Coast Energy and a member of the audit committee of the Company.

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

                  MICHAEL SHERWIN is the Vice Chairman of Mid-West Forge Corporation and Chairman and Chief Executive Officer of Columbiana Boiler Company. Prior to joining Mid-West Forge Corporation, Mr. Sherwin was the President of National City Venture Corporation and National City Capital Corporation, both subsidiaries of National City Corporation. He is chairman of the Audit Committee of the Company.

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

                  JEFFERY C. GARVEY is the co-founder of Austin Ventures for the past 21 years and is Chairman of the Board of the Lance Armstrong Foundation. He is a member of Kirtland Capital Partners Advisory Board.



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

         None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      The following documents are filed as part of this report:

         (1)      Consolidated Financial Statements.
                  Report of Independent Auditors
                  Consolidated Balance Sheets at June 30, 2000 and 1999 Consolidated Statements of Income for the three years ended June 30, 2000
                  Consolidated Statements of Stockholders' Equity for the three years ended June 30, 2000
                  Consolidated Statements of Cash Flows for the three years ended June 30, 2000
                  Notes to Consolidated Financial Statements

         (2)      Consolidated Financial Statement Schedules.
                  Report of Independent Auditors on Consolidated Financial Statement Schedules
                  For the three years ended June 30, 2000

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

                   10.19 Revolving Credit, Term Loan & Security Agreement among PNC Bank, NA (As Lender and As Agent)and PVC Container Corporation and it's Subsidiaries dated August 31, 2000.

                   16 Letter dated March 1, 1989 from Gassman, Rebhun & Co., P.C. regarding resignation as certifying accountant for the Company (filed as Exhibit 16 to the February 28, 1989 8-K, and incorporated herein by reference).

                   18 Preference Letter re: Change in Accounting Principles re: LIFO to FIFO

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

                   99.2. Letter dated September 22, 1989 from Phillip L. Friedman to Bidyuk AG regarding the termination of their Option Agreement dated December 14, 1987 (filed as Exhibit
                                     28.2 to 1990 10-K and incorporated herein by reference). -18-

                  Exhibits filed herewith:

                           None.

(b)      Reports on Form 8-K filed during last quarter of the year ended June
         30, 1999:

         None.

(c)      Exhibits

         Exhibit 10.19

         Exhibit 18

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

   10.19              Revolving Credit, Term Loan & Security Agreement among PNC
                      Bank, NA (As Lender and As Agent)and PVC Container
                      Corporation and it's Subsidiaries dated August 31, 2000.

   16                 Letter dated March 1, 1989 from Gassman, Rebhun & Co.,
                      P.C. regarding resignation as certifying accountant for the Company (filed as Exhibit 16 to the February 28, 1989
                      8-K, and incorporated herein by reference).

   18                 Preference Letter re: Change in Accounting Principles re:
                      LIFO to FIFO

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

                                     PVC CONTAINER CORPORATION
                                     (Registrant)

                                     By:/s/Phillip L. Friedman
                                        -----------------------
                                           Phillip L. Friedman
                                           President and Chief
                                            Executive Officer
                                     Date:  September 29, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                     Title                                               Date
               ---------                     -----                                               ----
/s/Phillip Friedman                          Chief Executive Officer and Director                September 29 , 2000
---------------------------
Phillip L. Friedman

/s/Jeffrey Shapiro                           Chief Financial and Accounting Officer              September 29, 2000
---------------------------
Jeffrey Shapiro

/s/John F. Turben                            Director                                            September 29, 2000
---------------------------
John F. Turben

/s/Raymond A. Lancaster                      Director                                            September 29, 2000
---------------------------
Raymond A. Lancaster

/s/Jeffery C. Garvey                         Director                                            September 29, 2000
---------------------------
Jeffery C. Garvey

/s/ George R. Begley                         Director                                            September 29, 2000
---------------------------
George R. Begley

/s/Michael Sherwin                           Director                                            September 29, 2000
---------------------------
Michael Sherwin