Form 10-K/A
period 2000-06-30
PVC CONTAINER CORP
filed 2000-10-24
CIK 81288

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             --------------------

                                FORM 10-K/A#1

                    WITH RESPECT TO ITEM 14(a)(1) and (2)

(Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________.


                         Commission file number 0-30067

                            PVC CONTAINER CORPORATION
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                          13-2616435
----------------------------------------             -------------------------
 (State or Other Jurisdiction of                     IRS Identification Number
    Incorporation or Organization)

    2 Industrial Way West, Eatontown,
        New Jersey 07724-2202                                  07724
----------------------------------------                     ----------
(Address of Principal Executive Offices)                     (Zip Code)


        Registrant's Telephone Number, Including Area Code (732) 542-0060
-------------------------------------------------------------------------------



           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of exchange on which registered
-------------------                 ------------------------------------
     None                                          None

                           PVC CONTAINER CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                                   FORM 10-K

                                 JUNE 30, 2000

CONSOLIDATED FINANCIAL STATEMENTS
PVC Container Corporation
June 30, 2000, 1999 and 1998

                            PVC CONTAINER CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000, 1999 AND 1998





                                    CONTENTS


Report of Independent Auditors..........................................    1
Consolidated Balance Sheets.............................................    2
Consolidated Statements of Operations...................................    3
Consolidated Statements of Stockholders' Equity.........................    4
Consolidated Statements of Cash Flows...................................    5
Notes to Consolidated Financial Statements..............................    6

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
PVC Container Corporation

We have audited the accompanying consolidated balance sheets of PVC Container Corporation as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. Our audit also included the financial statement schedule listed in the index at Item 14(a) These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PVC Container Corporation as of June 30, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As explained in Note 2 to the consolidated financial statements, the Company has given retroactive effect to the change in accounting for inventories from last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method.


MetroPark, New Jersey
September 22, 2000

                            PVC CONTAINER CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                    JUNE 30
                                                                              2000             1999
                                                                              ----             ----
                                                                                            (restated)
ASSETS
Current assets:
 Cash and cash equivalents                                                $    1,088,540   $      784,087
 Accounts receivable, net                                                     13,972,869       12,815,674
 Inventories                                                                  11,672,233       13,158,060
 Prepaid expenses and other current assets                                     1,010,494        1,146,070
 Deferred income taxes                                                         2,119,031        1,517,271
 Net assets held for disposition                                                 684,729        4,350,730
                                                                        -----------------------------------
Total current assets                                                          30,547,896       33,771,892

Other assets                                                                      78,835          235,784
Goodwill, net of accumulated amortization of
 $576,000 and $225,000 at
  June 30, 2000 and 1999, respectively                                         3,818,792        3,826,482
Unexpended proceeds from construction loan                                        97,368        4,724,914
Properties, plant and equipment at cost, net                                  36,312,702       40,565,496
                                                                        -----------------------------------
                                                                             $70,855,593      $83,124,568
                                                                        ===================================
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES:
 Accounts payable                                                         $    8,327,066   $    9,596,606
 Accrued expenses                                                              3,904,221        4,864,355
 Income taxes payable                                                            184,380        1,335,313
 Current portion of long-term debt                                             3,771,027        4,561,844
                                                                        -----------------------------------
                                                                        -----------------------------------
Total current liabilities                                                     16,186,694       20,358,118

Long-term debt                                                                31,956,264       39,413,118
Deferred income taxes                                                          3,543,782        3,012,344

Stockholders' equity:
 Preferred stock, par value $1.00, authorized
  1,000,000 shares, none
   issued
 Common stock,  par value $.01,  authorized
  10,000,000  shares,  7,044,655  and
  7,038,705 shares issued and outstanding as
  of June 30, 2000 and   1999                                                     70,446           70,387
 Capital in excess of par value                                                3,810,981        3,786,497
 Retained earnings                                                            15,287,426       16,484,104
                                                                        -----------------------------------
Total stockholders' equity                                                    19,168,853       20,340,988
                                                                        -----------------------------------
                                                                             $70,855,593      $83,124,568
                                                                        ===================================

See accompanying notes.

                            PVC CONTAINER CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     FISCAL YEAR ENDED JUNE 30
                                                               2000             1999             1998
                                                        -----------------------------------------------------
                                                                             (restated)       (restated)

Net sales                                                    $92,619,720       $85,155,047      $69,728,498

Cost and expenses:

 Cost of goods sold (exclusive of depreciation and
   amortization expense shown separately below)               73,911,809        63,899,366       53,893,548
 Selling, general and administrative expense                  10,458,510         9,186,743        6,521,759
 Depreciation and amortization expense                         6,798,802         7,141,249        4,008,785
 Provision for restructuring                                     400,000                          1,200,000
                                                        -----------------------------------------------------
                                                              91,569,121        80,227,358       65,624,092
                                                        -----------------------------------------------------
Income from operations                                         1,050,599         4,927,689        4,104,406

Other income (expenses):
 Interest expense                                             (2,811,973)       (2,457,940)      (1,205,477)
 Interest income                                                  47,095            68,590           13,451
 Other income                                                    (98,870)          299,966          144,018
                                                        -----------------------------------------------------
                                                              (2,863,748)       (2,089,384)      (1,048,008)
                                                        -----------------------------------------------------
(Loss) income before (benefit) provision for income
 taxes                                                        (1,813,149)        2,838,305        3,056,398

(Benefit) provision for income taxes                            (616,471)        1,135,322        1,199,507
                                                        -----------------------------------------------------
Net (loss) income                                            $(1,196,678)     $  1,702,983   $    1,856,891
                                                        =====================================================
(Loss) earnings per share:
   Basic                                                         $ (.17)          $.24                $.27
   Diluted                                                       $ (.17)          $.24                $.26

See accompanying notes.

                            PVC CONTAINER CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            COMMON STOCK
                                      ISSUED AND OUTSTANDING      CAPITAL IN                         TOTAL
                                                                  EXCESS OF        RETAINED        STOCKHOLDERS'
                                        SHARES       AMOUNT       PAR VALUE        EARNINGS           EQUITY
                                    --------------------------------------------------------------------------------
Balance, June 30, 1997,
 as originally reported                  7,004,705    $70,047       $3,646,747     $12,922,230        $16,639,024
Effect on prior years of applying
 retroactively the FIFO method of
 accounting for inventories
                                                 -          -                -           2,000              2,000
Balance, June 30, 1997,
 as restated                             7,004,705     70,047        3,646,747      12,924,230         16,641,024
 Net income                                                                          1,856,891          1,856,891
                                    --------------------------------------------------------------------------------
Balance, June 30, 1998
 (as restated)                           7,004,705     70,047        3,646,747      14,781,121         18,497,915
 Net income                                                                          1,702,983          1,702,983
 Exercise of stock options                  34,000        340          139,750                            140,090
                                    --------------------------------------------------------------------------------
Balance, June 30, 1999
 (as restated)                           7,038,705     70,387        3,786,497      16,484,104         20,340,988
 Net income                                                                         (1,196,678)        (1,196,678)
 Exercise of stock options                   5,950         59           24,484                             24,543
                                    --------------------------------------------------------------------------------
Balance, June 30, 2000                   7,044,655    $70,446       $3,810,981     $15,287,426        $19,168,853
                                    ================================================================================

See accompanying notes.

                            PVC CONTAINER CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FISCAL YEAR ENDED JUNE 30
                                                                  2000             1999              1998
                                                            ----------------------------------------------------
                                                                                  (Restated)       (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                $(1,196,678)   $   1,702,983    $   1,856,891
Adjustments to reconcile net (loss) income to net
 cash provided by operating activities:
   Depreciation and amortization                                   6,798,802        7,141,249        4,008,785
   Deferred income taxes                                             (70,322)         (95,565)        (201,289)
   Gain on sale of equipment                                         (17,541)        (201,662)
   Loss on sale of building                                          173,818
Changes in assets and liabilities:
    Accounts receivable                                           (1,064,017)        (401,268)         450,247
    Inventories                                                    1,485,827       (2,134,860)          (2,327)
    Prepaid expenses and other current assets                        135,576         (366,744)         (93,788)
    Other assets                                                     156,949          488,216         (426,000)
    Accounts payable and accrued expenses                         (2,229,674)        (718,378)       1,996,779
    Income taxes payable                                          (1,244,111)       1,098,966         (180,135)
                                                            ----------------------------------------------------
Net cash provided by operating activities                          2,928,629        6,512,937        7,409,163

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                              (2,382,677)      (3,021,554)      (5,535,987)
Proceeds from sale of equipment                                       23,000          234,000        1,011,382
Proceeds from sale of building                                     4,262,286
Purchase of business                                                              (12,000,000)     (10,209,579)
                                                            ----------------------------------------------------
Net cash provided by (used in) investing activities                1,902,609      (14,787,554)     (14,734,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                              24,543          140,090
Proceeds from long-term debt                                       3,924,841       14,400,000       12,459,720
Payments on indebtedness                                          (8,476,169)      (6,349,884)      (4,488,691)
                                                            ----------------------------------------------------
Net cash (used in) provided by financing activities               (4,526,785)       8,190,206        7,971,029
                                                            ----------------------------------------------------

Net increase (decrease) in cash and cash equivalents
                                                                     304,453          (84,411)         646,008
Cash and cash equivalents, beginning of year                         784,087          868,498          222,490
                                                            ----------------------------------------------------
Cash and cash equivalents, end of year                          $  1,088,540   $      784,087 $        868,498
                                                            ====================================================

See accompanying notes.

                            PVC CONTAINER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000, 1999 AND 1998



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

CONSOLIDATION

The accompanying financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries, Novatec Plastics Corporation, Novapak Corporation, Airopak Corporation, Marpac Industries Inc., Marpac Southwest Inc. and PVC Container International Sales Corporation, a foreign sales company incorporated in the U.S. Virgin Islands on March 1, 1993. All intercompany accounts have been eliminated.

CASH EQUIVALENTS

The Company considers investments with maturities of three months or less when acquired to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined under the FIFO method (see Note 2).

DEPRECIATION

Depreciation is provided for financial reporting purposes on a straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations as incurred. Major renewals and betterments are capitalized.

NET ASSETS HELD FOR DISPOSITION

In connection with the Company's strategic planning, certain facilities have been classified as "Net Assets Held for Disposition" reflecting management's intention to sell such assets. The net assets held for disposition at June 30, 1999 were sold in fiscal 2000. The net assets held for disposition at June 30, 2000 are expected to be sold in fiscal 2001. 6

                            PVC CONTAINER CORPORATION

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

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

REVENUE RECOGNITION

In general, revenue is recognized upon shipment of the product.

RESEARCH AND DEVELOPMENT COSTS

All  research  and  development  costs are  charged to expense as  incurred  and
amounted  to  $238,000,   $222,000   and  $257,000  in  2000,   1999  and  1998,
respectively.

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

                            PVC CONTAINER CORPORATION

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

PER SHARE INFORMATION

Per share information is presented in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effect of all such securities.

SEGMENTS

In fiscal 1999, the Company adopted Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information (see
Note 16).

                            PVC CONTAINER CORPORATION

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PENSIONS

In February 1998, the FASB issued Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("Statement 132"). Statement 132 established standards for the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful as they were when FASB Statements No. 87, Employers' Accounting for Pensions and No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits were issued. All pension disclosures have been presented, and where appropriate, restated to conform to the Statement 132 requirements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  ACCOUNTING CHANGE

In fiscal 2000, the Company changed its method of valuing inventories from the last-in, first-out (LIFO) to the first-in, first-out (FIFO) method. The change from LIFO to FIFO has been applied retroactively. As more fully discussed below, this change is considered preferable by the Company because of the increased emphasis placed on its financial position. The accounting change decreases the net loss in 2000 by $754,000 or $.11 per share, increased net income in 1999 by $94,000 or $.01 per share and decreased 1998 net income by $230,000 or $.03 per share.

                            PVC CONTAINER CORPORATION

2.  ACCOUNTING CHANGE (CONTINUED)

At June 30, 2000 the Company was not in compliance with the covenants of its Term Notes because of adjustments required to state inventories at LIFO value (covenants subsequently amended, see Note 7).

In September 2000, management refinanced its indebtedness with a new loan facility secured by accounts receivable, inventory and property, plant and equipment ("New Agreement"). Discussions on the terms of the New Agreement with the bank, which began in May 2000, did not anticipate the level of price volatility that the Company experienced with resin prices in the fourth quarter of 2000. The Company, based on its consultation with the lead bank in the New Agreement, believes the accounting change described above is essential to the successful syndication of the New Agreement on terms favorable to the Company. In the event the New Agreement was not successfully syndicated, management believed its financial position and working capital could be adversely impacted in fiscal 2001 as a result of certain provisions in the New Agreement whereby:
(i) a modification could be made to the advance rates on the eligible inventory and accounts receivable; (ii) an increase in the interest rate on the facility; and (iii) a curtailment of future additional funding under the facility.

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

                            PVC Container Corporation

3.  INVENTORIES

Inventories consist of the following:

                                                            2000              1999
                                                         -----------      -----------
                                                                           (Restated)
Raw materials                                            $ 3,384,525      $ 4,641,472
Finished goods                                             7,378,544        7,191,735
                                                         -----------      -----------
Total LIFO inventories                                    10,763,069       11,833,207

Molds for resale, in production                              527,120          853,433
Supplies                                                     382,044          471,420
                                                         -----------      -----------
Total                                                    $11,672,233      $13,158,060
                                                         ===========      ===========

4.  ALLOWANCES

Allowance for doubtful accounts totaled approximately $1,010,000 and $956,000 at June 30, 2000 and 1999, respectively.

5.  PROPERTIES, PLANT AND EQUIPMENT

                                                                                        Estimated
                                                                                     Useful Life in
                                                        2000              1999            Years
                                                      ---------------------------------------------
Land                                                  $    686,343      $   730,343
Building and improvements                               16,300,282       16,209,834        20-25
Machinery and equipment                                 45,543,523       45,891,605         7-10
Molds                                                    4,057,823        5,364,215         3- 5
Office furniture and equipment                           3,453,438        3,160,760         5-l0
Motor vehicles                                             165,749          137,632         3- 5
Leasehold improvements                                      13,521           13,521
                                                       -----------      -----------
                                                        70,220,679       71,507,910
Less accumulated depreciation                           33,907,977       30,942,414
                                                       -----------      -----------
                                                       $36,312,702      $40,565,496
                                                       ===========      ===========

                            PVC Container Corporation

6.  ACCRUED EXPENSES

Accrued expenses at June 30 consists of:

                                                         2000            1999
                                                      ----------      ----------
Accrued payroll                                       $  792,574      $1,017,118
Accrued vacation                                         691,667         568,380
Accrued employee incentives                              853,523       1,103,833
Accrued restructuring charge                                             405,659
Other accrued expenses                                 1,566,457       1,769,365
                                                      ----------      ----------
                                                      $3,904,221      $4,864,355
                                                      ==========      ==========

7. LONG-TERM DEBT

Long-term debt at June 30 consists of the following:

                                                       2000            1999
                                                   ------------    ------------
Notes payable:
 South Carolina Economic Development Authority:
   Loan                                            $  3,700,000    $  3,700,000
 New Jersey Economic Development Authority:
   Series D Note                                      2,900,000
 Pennsylvania Industrial Development Authority:
   Loan                                                 915,527         983,420
 GE Capital Public Finance:
   Equipment loans                                    2,995,508       7,012,428
   Building loan                                      4,211,717       4,804,449
 Fleet Bank of New Jersey:
   Term notes                                        19,424,333      23,405,777
   Revolving line of credit                           3,400,000
 Edgar County Bank Construction Loan                    434,500         467,549
 City of Paris:
   Community Development Assistance Loan                286,205         318,527
   Revolving Loan Fund                                   86,112          95,770
 Illinois Small Business Development Loan               220,476         243,076
 Obligations under capital leases                        52,913          43,966
                                                   ------------    ------------
                                                     35,727,291      43,974,962
 Less current portion                                (3,771,027)     (4,561,844)
                                                   ------------    ------------
                                                   $ 31,956,264    $ 39,413,118
                                                   ============    ============

                            PVC Container Corporation

7. LONG-TERM DEBT (CONTINUED)

Maturities of long-term debt are as follows: 2001-$3,771,027; 2002-$1,388,153; 2003-$729,538; 2004-$935,241 and 2005 to 2016-$31,170,925. Interest paid amounted to $2,756,980, $2,413,246 and $1,174,899 in 2000, 1999 and 1998,
respectively.

The maturities in 2000 exclude $22.8 million of debt which was refinanced with a new long-term debt agreement ("New Agreement") which the Company entered into in August 2000. The New Agreement is a $43 million five year long-term debt facility which replaced the Fleet Term Notes and Revolving Credit Facility. The New Agreement is asset-based financing with predetermined borrowing rates based on accounts receivable, inventory and property, plant and equipment and is collateralized by such assets. Initial borrowings under the New Agreement totaled approximately $22.6 million and were used, in part, to repay the outstanding borrowings under the Fleet Agreement.

Note Payable - South Carolina Economic Development Authority "S.C. EDA"

This note was obtained to finance the construction of the Company's South Carolina manufacturing facility and is due April 1, 2016. Prepayments may be made without penalty. This note is subject to prior mortgages in favor of the Fleet Bank of New Jersey. The effective interest rate on this obligation was 3.9% and 3.8% in 2000 and 1999, respectively.

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

The Company has unused letters of credit amounting to approximately $3.7 million in conjunction with this note.

                            PVC Container Corporation

7. LONG-TERM DEBT (CONTINUED)

NOTE PAYABLE - NEW JERSEY ECONOMIC DEVELOPMENT AUTHORITY "N.J. EDA"

SERIES D NOTE

This note was paid in full in December 1999. This note was subject to prior mortgages in favor of the Fleet Bank of New Jersey. The effective interest rate on this obligation was 3.5% in 2000 and 1999.

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

GE CAPITAL PUBLIC FINANCE BUILDING AND EQUIPMENT LOANS

During fiscal year 1998, the Hazleton Area Industrial Development Authority approved $7,250,000 tax-exempt Industrial Development Bonds. The Bonds were purchased and are held by GE Capital Public Finance, Inc., who is financing a loan to the Company in conjunction with the Company's Hazleton, Pennsylvania manufacturing facility. The loan is payable in 144 decreasing monthly installments at an interest rate of 5.15% with a final lump sum payment of $1,860,530 on June 15, 2010. The loan may be prepaid in whole or in part subject to certain requirements stated in the loan agreement. The loan is collateralized by the property. The Company has unused letters of credit amounting to approximately $340,000 in conjunction with this note.

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

                            PVC Container Corporation

7.  LONG-TERM DEBT (CONTINUED)

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

TERM NOTES

During fiscal year 1999, the Company obtained a $12.0 million loan from Fleet Bank to finance the September 3, 1998 acquisition of Marpac Industries, Inc. This loan was repaid in August 2000 with the proceeds of the New Agreement. The loan principal was payable in 83 monthly installments of $100,000 beginning on October 1, 1998 with a final lump sum payment of $3,700,000 on August 1, 2005. The Company participates in an interest rate protection agreement ("SWAP"), whereby the Company has assumed a fixed rate of interest on $6.0 million of the principal at 7.79% and Fleet has assumed the variable rate assigned to the loan (LIBOR plus 185 basis points). Pursuant to the SWAP agreement, the Company agrees to exchange with Fleet, on a monthly basis, the difference between the fixed rate in the SWAP agreement and the LIBOR floating rate applied to the notional principal amount. Interest on the remaining $6 million of principal is payable monthly beginning on October 1, 1998 at LIBOR plus 185 basis points through the loan's maturity on August 1, 2005. The loan is collateralized by the property and equipment purchased.

                            PVC Container Corporation

7.  LONG-TERM DEBT (CONTINUED)

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

                            PVC Container Corporation

7.  LONG-TERM DEBT (CONTINUED)

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


REVOLVING LINE OF CREDIT

On April 1, 1997, the Company entered into a new $5,000,000 line of credit agreement with Fleet Bank. This credit agreement was repaid in full in August 2000 with the proceeds of the New Agreement. Borrowings under this line bear interest payable monthly at the prime rate (9.5% at June 30, 2000), and principal borrowings are due in full on October 31, 2000. The Company was in compliance with all covenants (as amended) of this loan agreement at June 30, 2000. The Company had $3,400,000 outstanding under this line of credit at June 30, 2000.


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

7.  LONG-TERM DEBT (CONTINUED)


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


8.  OPERATING LEASES

Minimum rental commitments under non-cancellable operating leases are payable as follows:

     YEAR             AMOUNT
------------------------------
     2001           $1,137,353
     2002            1,115,403
     2003            1,084,376
     2004              870,917
     2005              756,544
  Thereafter         3,790,402

Rental expense for operating leases amounted to $1,179,929, $1,148,549 and $810,824 in 2000, 1999 and 1998, respectively.

                            PVC Container Corporation

9.  PENSION PLAN

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

                                                                                                2000                       1999
                                                                                            --------------------------------------
Change in benefit obligation:
  Benefit obligation at beginning of year                                                   $ 1,005,365                $   947,389
  Service cost                                                                                    6,811                      9,536
  Interest cost                                                                                  62,983                     70,237
  Actuarial gain                                                                               (151,992)
  Benefits paid                                                                                 (27,200)                   (21,797)
                                                                                            --------------------------------------
  Benefit obligation at end of year                                                         $   895,967                $ 1,005,365
                                                                                            ======================================

Change in plan assets:
  Fair value of plan assets at beginning of year                                            $   782,144                $   651,518
  Actual return on plan assets                                                                   52,752                     48,938
  Employer contribution                                                                          83,475                    122,723
  Benefits paid, including expenses                                                             (48,005)                   (41,035)
                                                                                            --------------------------------------
Fair value of plan assets at end of year                                                    $   870,366                $   782,144
                                                                                            ======================================

Funded status                                                                               $   (25,601)               $  (223,221)
  Unrecognized net actuarial loss                                                               233,238                    356,229
  Unrecognized prior service cost                                                                16,754                     18,430
  Unrecognized transition obligation                                                             21,123                     24,141
  Adjustment to recognize minimum liability                                                    (271,115)                  (398,800)
                                                                                            --------------------------------------
Pension liability                                                                           $   (25,601)               $  (223,221)
                                                                                            ======================================

Weighted-average assumptions at year-end:
  Discount rate                                                                                    7.50%                      7.50%
  Expected return on plan assets                                                                   8.50                       8.50
  Rate of compensation increase                                                                    0.00                       0.00

Components of net periodic benefit cost:
  Service cost                                                                              $     6,811                $     9,536
  Interest cost                                                                                  62,983                     70,237
  Expected return on plan assets                                                                (68,874)                   (61,951)
  Amortization of transition obligation                                                           3,018                      3,018
  Amortization of prior service cost                                                              1,675                      1,675
  Recognized net actuarial loss                                                                   7,927                     17,634
                                                                                            --------------------------------------
Net periodic benefit cost                                                                   $    13,540                $    40,149
                                                                                            ======================================

                            PVC Container Corporation

9.  PENSION PLAN (CONTINUED)

The Company maintains a voluntary salary reduction 40l(k) plan covering all non-union employees with more than one year of service. Eligible employees may elect to contribute up to 6% of their salaries up to ERISA's maximum annual level. The Company contributes an amount equal to 25% of the employee's contribution and, at its discretion, may make additional contributions to the plan based on earnings. The Company contributed $158,926, $127,956 and $391,081 in 2000, 1999 and 1998, respectively.

10.  COMMON STOCK

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

FASB 123 requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options and warrants ("equity awards") under the fair value method of FASB 123. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000 and 1999, respectively: risk-free interest rates of approximately 5.5%; expected volatility of 0.3%; expected option life equal to the vesting period, and an expected dividend yield of 0.0%.

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

For purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options vesting period. The Company's pro forma information is as follows:

                            PVC Container Corporation

10.  COMMON STOCK (CONTINUED)

                                                          2000         1999
                                                      ------------  ----------
                                                                    (Restated)
Pro forma net income                                  $(1,297,041)  $1,654,321
Pro forma net income per share of common stock               (.18)         .23

A summary of stock option activity follows:

                                                                WEIGHTED
                                                                 AVERAGE
                                                                EXERCISE
                                                 OPTIONS          PRICE
                                                ------------------------
Outstanding at June 30, 1997                     374,000          $4.29
  Granted                                           --             --
  Forfeited                                         --             --
  Exercised                                         --             --
                                                ------------------------
Outstanding at June 30, 1998                     374,000           4.29
  Granted                                        118,000           6.38
  Forfeited                                      (51,000)         (4.13)
  Exercised                                      (34,000)         (4.13)
                                                ------------------------
Outstanding at June 30, 1999                     407,000           4.92
  Granted                                           --             --
  Forfeited                                      (32,250)          5.73
  Exercised                                       (5,950)          4.13
                                                ------------------------
Outstanding at June 30, 2000                     368,800           4.87
                                                ========================

Exercisable at June 30, 1998                     158,500          $4.28
                                                ========================

Exercisable at June 30, 1999                     216,250          $4.60
                                                ========================

Exercisable at June 30, 2000                     281,300          $4.68
                                                ========================

Exercise prices for options outstanding as of June 30, 2000 ranged from $4.13 to $6.38 per share. The weighted average remaining contractual life of these options is 7.41 years.

                            PVC Container Corporation

11.  INCOME TAXES

The (benefit) provision for income taxes consists of:

                                         2000           1999            1998
                                      ------------------------------------------
                                                     (Restated)      (Restated)
Current:
  Federal                             $(604,149)     $1,035,565      $1,065,700
  State                                  58,000         243,322         335,096
                                      ------------------------------------------
                                       (546,149)      1,278,887       1,400,796
Deferred:
  Federal                                82,423        (111,506)       (154,178)
  State                                (152,745)        (32,059)        (47,111)
                                      ------------------------------------------
                                        (70,322)       (143,565)       (201,289)
                                      ------------------------------------------
Total (benefit) provision             $(616,471)     $1,135,322      $1,199,507
                                      ==========================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30 are as follows:

                                                     2000             1999
                                                  ----------------------------
Deferred tax liabilities:
   Long-lived assets and other                    $3,543,782        $3,012,344
                                                  ----------------------------
Total deferred tax liabilities                     3,543,782         3,012,344

Deferred tax assets:
   Bad debt reserves                                 447,077           410,000
   Inventory reserves                                498,584           388,000
   Accrued liabilities and other                   1,173,370           719,271
                                                  ----------------------------
Total deferred tax assets                          2,119,031         1,517,271
                                                  ----------------------------
Net deferred tax liabilities                      $1,424,751        $1,495,073
                                                  ============================

A reconciliation of the income tax provision and the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

                                                            2000    1999   1998
                                                            --------------------
Federal tax at statutory rate                                 34%    34%    34%
Effect of:
 State income taxes, net of federal income tax benefit         4      4      6
 Goodwill amortization                                        (5)     3
 Foreign operations                                            2     (1)    (1)
 Other                                                        (1)
                                                            --------------------
Effective income tax rate                                     34%    40%    39%
                                                            ====================

                            PVC Container Corporation

11.  INCOME TAXES (CONTINUED)

Income taxes paid amounted to $153,000, $322,000 and $1,571,000 in 2000, 1999 and 1998, respectively.

12.  ACQUISITION

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

The acquisition has been accounted for as a purchase. Accordingly, the results of the operations have been included in the Company's results of operations from the acquisition date. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of purchase price over net assets of the business acquired is amortized on a straight-line basis over fifteen years. Amortization expense totaled approximately $287,000 and $225,000 for the years ended June 30, 2000 and 1999, respectively.

The unaudited pro forma results as if the above acquisition had occurred on July 1, 1998 and 1997 are as follows:

                                                      1999              1998
                                                  (AS RESTATED)    (AS RESTATED)
                                                  ------------------------------
Net sales                                          $86,916,000      $93,099,000
Net income                                           1,780,200        2,289,200
Net income per diluted share                               .25              .32

The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented nor are they intended to be indicative of results that may occur in the future.

                            PVC Container Corporation

13.  EARNINGS PER SHARE

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the years ended June 30, 2000, 1999 and 1998. Income available to common stockholders for both basic and diluted earnings per share is the same as net income presented in the statements of income for the years ended June 30, 2000, 1999 and 1998.

                                                  2000        1999        1998
                                               ---------------------------------
Weighted-average shares for basic
  earnings per share                           7,042,254   7,008,955   7,004,705
Effect of dilutive securities:
   Employee stock options                                    149,786      59,966
                                               ---------------------------------
Adjusted weighted-average shares for
  diluted earnings per share                   7,042,254   7,158,741   7,064,671
                                               =================================

14.  PROVISION FOR RESTRUCTURING

During the third quarter of 2000, the Company recorded a $400,000 pre-tax charge to income for restructuring related to closure and expected loss on the sale of its Ardmore, Oklahoma manufacturing facility.

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

15.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURES

Excluded from the consolidated statements of cash flows in 2000 and 1999 was the effect of certain noncash financing activities related to the $2.5 million loan and the $7.3 million loan obtained by the Company from GE Capital in March 1998 and June 1998, respectively, the $3.5 million loan from GE Capital obtained by the Company in April 1997 and the $5.5 million South Carolina EDA loan obtained by the Company in April 1996. Capital expenditures in connection with these agreements totaled approximately $728,000 and $3.9 million in 2000 and 1999, respectively. In addition, during 2000 the Company reduced its obligations under these loans by $3.7 million.

                            PVC Container Corporation

16.  SEGMENTS

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

                                                         2000            1999               1998
                                                     -----------------------------------------------
Net revenues:
   Compound total                                    $26,411,741      $25,366,232       $25,801,387
   Intersegment revenue - Compound                    (7,492,056)      (8,157,436)       (8,030,027)
                                                     -----------------------------------------------
   Revenues from external customers - Compound
                                                      18,919,685       17,208,796        17,771,360
   Plastic Containers                                 73,700,035       67,946,251        51,957,138
                                                     -----------------------------------------------
Total consolidated net revenues                      $92,619,720      $85,155,047       $69,728,498
                                                     ===============================================

Depreciation and amortization expense:
   Compound                                          $   374,963      $   376,011       $   382,282
   Plastic Containers                                  6,423,839        6,765,238         3,626,503
                                                     -----------------------------------------------
Total consolidated depreciation and
  amortization expense                               $ 6,798,802      $ 7,141,249       $ 4,008,785
                                                     ===============================================

                            PVC Container Corporation

16.  SEGMENTS (CONTINUED)

                                                                            2000                    1999                    1998
                                                                        ------------------------------------------------------------
Interest income:
   Compound                                                             $     20,900            $       --              $       --
   Plastic Containers                                                         26,195                  68,590                  13,451
                                                                        ------------------------------------------------------------
Total consolidated interest income                                      $     47,095            $     68,590            $     13,451
                                                                        ============================================================

Interest expense:
   Compound                                                             $    138,417            $     98,369            $     92,960
   Plastic Containers                                                      2,673,556               2,359,571               1,112,517
                                                                        ------------------------------------------------------------
Total consolidated interest expense                                     $  2,811,973            $  2,457,940            $  1,205,477
                                                                        ============================================================

Restructuring charge:
   Compound                                                             $       --              $       --              $       --
   Plastic Containers                                                        400,000                    --                 1,200,000
                                                                        ------------------------------------------------------------
Total consolidated restructuring charge                                 $    400,000            $       --              $  1,200,000
                                                                        ============================================================

Income tax expense (benefit):
   Compound                                                             $    125,498            $  1,274,707            $  1,032,244
   Plastic Containers                                                       (741,969)               (202,207)                321,263
                                                                        ------------------------------------------------------------
Total consolidated income tax
  (benefit) expense                                                     $   (616,471)           $  1,072,500            $  1,353,507
                                                                        ============================================================

Net income (loss):
   Compound                                                             $    243,613            $  1,968,821            $  1,548,366
   Plastic Containers                                                     (1,440,291)               (360,016)                539,525
                                                                        ------------------------------------------------------------
Total consolidated net income                                           $ (1,196,678)           $  1,608,805            $  2,087,891
                                                                        ============================================================

Total assets:
   Compound                                                             $  7,554,229            $  8,737,834            $  8,275,506
   Plastic Containers                                                     62,741,426              74,614,734              62,095,612
                                                                        ------------------------------------------------------------
Total consolidated assets                                               $ 70,295,655            $ 83,352,568            $ 70,371,118
                                                                        ============================================================

Capital expenditures:
   Compound                                                             $    337,954            $    278,943            $    327,338
   Plastic Containers                                                      2,044,723               2,742,611               5,208,649
                                                                        ------------------------------------------------------------
Total consolidated capital expenditures                                 $  2,382,677            $  3,021,554            $  5,535,987
                                                                        ============================================================


In addition to the above, the Company made certain non-cash capital expenditures relating to the Plastic Containers segment as discussed in Note 14.

                            PVC Container Corporation

                 Schedule II - Valuation and Qualifying Accounts


           COLUMN A                COLUMN B                 COLUMN C                  COLUMN D       COLUMN E
---------------------------------------------------------------------------------------------------------------
                                                           ADDITIONS
                                                  ---------------------------         AMOUNT
                                                                  CHARGED TO          WRITTEN
                                   BALANCE        CHARGED TO        OTHER               OFF          BALANCE
                                  BEGINNING        COSTS AND       ACCOUNTS           AGAINST         END OF
          DESCRIPTION              OF YEAR         EXPENSES       (DESCRIBED)         RESERVE          YEAR
---------------------------------------------------------------------------------------------------------------
Valuation accounts
 deducted from assets to
 which they apply:

   June 30, 2000
     Accounts receivable           $956,174        $860,093                           $806,075     $1,010,192
     Inventory                      442,000         585,000                            440,000        587,000

   June 30, 1999
     Accounts receivable            411,725         584,449                             40,000        956,174
     Inventory                      552,000          74,000                            184,000        442,000

   June 30, 1998:
     Accounts receivable            242,692           2,000        $167,033 (A)                       411,725
     Inventory                      222,000         180,000         150,000 (A)                       552,000


(A)    Acquired in conjunction with acquisition of Charter Supply Co., Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment #1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PVC CONTAINER CORPORATION
                                           (Registrant)

                                     By:/s/Phillip L. Friedman
                                        -----------------------
                                           Phillip L. Friedman
                                           President and Chief
                                            Executive Officer

                                     Date:  October 24, 2000
                                          --------------------