Form 10-Q
period 2000-09-30
PVC CONTAINER CORP
filed 2000-11-15
CIK 81288

                                                                          Part I

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

           For the quarterly period ended   September 30, 2000
                                         ------------------------

           ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

           For the transition period from
                                         ------------------------
                        to
                          ---------------------------------------

                         COMMISSION FILE NUMBER 0-30067
                                               ---------


                            PVC CONTAINER CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                            13-2616435
     -------------------------------------      -------------------------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)


               2 Industrial Way West, Eatontown, New Jersey 07724
           -----------------------------------------------------------
              (Address of principal executive offices and zip code)

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

                                                              Yes  X     No
                                                                 -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


        Class                            Outstanding at September 30, 2000
-----------------------                 -----------------------------------
 Common $.01 par value                            7,044,655 shares

                                                                          Part I


                                    CONTENTS


                                                                              PAGE NO.
                                                                              --------
PART I.    FINANCIAL INFORMATION

           Consolidated Balance Sheets-September 30, 2000 and June 30, 2000       3

           Consolidated Statements of Operations-Three Months Ended
              September 30, 2000 and 1999
                                                                                  4

           Consolidated Statements of Cash Flows-Three Months Ended
              September 30, 2000 and 1999                                         5

           Notes to Consolidated Financial Statements                            6-8

           Management's Discussion and Analysis of Financial Condition and
              Results of Operations
                                                                                 9-10


PART II.   OTHER INFORMATION                                                     11

                                                                          Part I

                            PVC Container Corporation

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                 SEPTEMBER           JUNE
                                                                  30, 2000         30, 2000
                                                                -----------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                     $    91,549       $ 1,088,540
  Accounts receivable, net                                       12,715,818        13,972,869
  Inventories                                                    12,111,178        11,672,233
  Prepaid expenses and other current assets                       1,614,910         1,010,494
  Deferred income taxes                                           2,119,031         2,119,031
  Net assets held for disposition                                   684,729           684,729
                                                                -----------------------------
Total current assets                                             29,337,215        30,547,896

Other assets                                                         63,835            78,835
Goodwill, net of accumulated amortization                         3,735,047         3,818,792
Unexpended proceeds from construction loan                           98,677            97,368
Properties, plant and equipment at cost, net                     35,873,250        36,312,702
                                                                -----------------------------
                                                                $69,108,024       $70,855,593
                                                                =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $ 8,335,831       $ 8,327,066
  Accrued expenses                                                3,838,783         3,904,221
  Income taxes payable                                                                184,380
  Current portion of long-term debt                               3,312,197         3,771,027
                                                                -----------------------------
Total current liabilities                                        15,486,811        16,186,694

Long-term debt                                                   31,828,083        31,956,264
Deferred income taxes                                             3,340,605         3,543,782

Stockholders' equity:
  Preferred stock, par value $1.00, authorized 1,000,000
    shares, none issued
  Common stock, par value $.01, authorized 10,000,000
    shares, 7,044,655 shares issued and outstanding as of
    September 30, 2000 and June 30, 2000                             70,446            70,446
  Capital in excess of par value                                  3,810,981         3,810,981
  Retained earnings                                              14,571,098        15,287,426
                                                                -----------------------------
Total stockholders' equity                                       18,452,525        19,168,853
                                                                -----------------------------
                                                                $69,108,024       $70,855,593
                                                                =============================



See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                  THREE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                               2000                1999
                                                          --------------------------------

Net sales                                                 $ 20,734,946        $ 20,925,923

Cost and expenses:
  Cost of goods sold (exclusive of depreciation and
   amortization expense shown separately below)             16,997,571          16,546,524
  Selling, general and administrative expenses               2,452,916           2,278,496
  Depreciation and amortization                              1,647,371           1,771,282
                                                          --------------------------------
                                                            21,097,858          20,596,302
                                                          --------------------------------
(Loss) income from operations                                 (362,912)            329,621

Other income (expense):
  Interest expense                                            (750,526)           (624,306)
  Other income                                                  28,092              13,700
                                                          --------------------------------
                                                              (722,434)           (610,606)
                                                          --------------------------------
Loss before benefit for income taxes                        (1,085,346)           (280,985)

Benefit for income taxes                                       369,018             112,400
                                                          --------------------------------
Net loss                                                  $   (716,328)       $   (168,585)
                                                          ================================

Net loss per share (basic and diluted)                    $       (.10)       $       (.02)
                                                          ================================



See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30
                                                                    2000                1999
                                                               ---------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $   (716,328)       $   (168,585)
Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
      Depreciation and amortization                               1,647,371           1,771,282
      Deferred income taxes                                        (203,177)
      Changes in assets and liabilities:
        Accounts receivable, net of allowances                    1,257,051           1,267,174
        Inventories                                                (438,945)         (1,067,541)
        Prepaid expenses, taxes and other current assets           (604,416)           (185,811)
        Other assets                                                 15,000             105,949
        Accounts payable and accrued expenses                       (56,673)         (1,992,716)
        Income taxes payable                                       (184,380)           (616,974)
                                                               ---------------------------------
Net cash provided by (used in) operating activities                 715,503            (887,222)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                             (1,125,483)         (1,018,335)
                                                               ---------------------------------
Net cash used in investing activities                            (1,125,483)         (1,018,335)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                     22,602,442           2,324,841
Payments on indebtedness                                        (23,189,453)         (1,108,618)
                                                               ---------------------------------
Net cash (used in) provided by financing activities                (587,011)          1,216,223
                                                               ---------------------------------

Net decrease in cash and cash equivalents                          (996,991)           (689,334)
Cash and cash equivalents at beginning of period                  1,088,540             784,087
                                                               ---------------------------------
Cash and cash equivalents at end of period                     $     91,549        $     94,753
                                                               ================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                  $    659,276        $    625,633
                                                               ================================

Income taxes paid                                              $     87,693        $    504,575
                                                               ================================



See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                   Notes to Consolidated Financial Statements


Note 1 In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of September 30, 2000, and the consolidated results of operations and cash flows for the three month periods ended September 30, 2000 and 1999.

        While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

        Diluted earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. Common stock and common stock equivalents amounted to 7,044,655 for the three month periods ended September 30, 2000 and 1999.

Note 2 The accompanying financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries, Novatec Plastics Corporation, Novapak Corporation, Marpac Industries, Inc., Marpac Southwest Inc., Airopak Corporation ("Airopak") and PVC Container International Sales Corporation, a foreign sales company incorporated in the U.S. Virgin Islands on March 1, 1993. All intercompany accounts have been eliminated.

Note 3 In fiscal 2000, the Company changed its method of valuing inventories from the last-in, first-out (LIFO) to the first-in, first-out (FIFO) method. The change from LIFO to FIFO has been applied retroactively. As more fully discussed in the Company's latest Annual Report on Form 10-K, this change is considered preferable by the Company because of the increased emphasis which was placed on its financial position. The accounting change decreased the net loss in 2000 by $754,000 or $.11 per share, increased net income in 1999 by $94,000 or $.01 per share and decreased 1998 net income by $230,000 or $.03 per share.

Note 4  Inventories consist of:

                                       SEPTEMBER            JUNE
                                        30, 2000          30, 2000
                                      -----------------------------
Raw materials                         $ 4,025,421       $ 3,384,525
Finished goods                          6,993,934         7,378,544
                                      -----------------------------
Total inventories                      11,019,355        10,763,069

Molds for resale, in production           669,313           527,120
Supplies                                  422,510           382,044
                                      -----------------------------
Total                                 $12,111,178       $11,672,233
                                      =============================

                                                                          Part I

                            PVC Container Corporation

                   Notes to Consolidated Financial Statements


Note 5 The Company entered a new long-term debt agreement ("New Agreement") in August 2000. The New Agreement is a $43 million five year long-term debt facility which replaced the existing long-term indebtedness. The New Agreement is asset-based financing with predetermined borrowing rates based on accounts receivable, inventory and property, plant and equipment and is collateralized by such assets. Borrowings under the New Agreement totaled approximately $22.2 million at September 30, 2000.

Note 6 The Company identifies its segments based upon differences in the types of products it sells. The Company currently has two reportable segments:
        Plastic Containers and Compound. The Plastic Containers segment manufactures custom designed PET, HDPE and PVC containers mainly for cosmetics, toiletries, foods, household chemicals, lawn and garden and industrial chemical products. The Compound segment manufactures PVC compound for use by the Company as well as external customers. The external use of the PVC compound is for extruded profiles and accessories, furniture, molding and other indoor fixtures, and molded electrical and electronic housings.

        The reportable segments are each managed separately due to the different manufacturing processes used and the different strategic markets in which each segment operates. The Company evaluates each segment's performance based on profit or loss from operations before income taxes. The accounting policies for the reportable segments are the same as those for the Company. Intersegment sales and transfers are recorded at market prices. Information on segments and a reconciliation to consolidated total are as follows:

                                                   THREE MONTHS ENDED
                                                       SEPTEMBER 30
                                                2000                1999
                                            --------------------------------

Net revenues:
   Compound total                           $  5,733,760        $  6,729,994
   Intersegment revenue - Compound            (1,722,819)         (1,975,765)
                                            --------------------------------
   Revenues from external customers -
    Compound                                   4,010,941           4,754,229
   Plastic Containers                         16,724,005          16,171,694
                                            --------------------------------
Total consolidated net revenues             $ 20,734,946        $ 20,925,923
                                            ================================

                                                                          Part I

                            PVC Container Corporation

                   Notes to Consolidated Financial Statements


                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30
                                                   2000                1999
                                              --------------------------------

Depreciation and amortization expense:
   Compound                                   $     93,570        $     89,576
   Plastic Containers                            1,553,801           1,681,706
                                              --------------------------------
Total consolidated depreciation and
   amortization expense                       $  1,647,371        $  1,771,282
                                              ================================

Interest income:
   Compound                                   $     10,450        $      6,270
   Plastic Containers                               10,942
                                              --------------------------------
Total consolidated interest income            $     21,392        $      6,270
                                              ================================

Interest expense:
   Compound                                   $     37,402        $     16,588
   Plastic Containers                              713,124             607,718
                                              --------------------------------
Total consolidated interest expense           $    750,526        $    624,306
                                              ================================

Restructuring charge:
   Compound                                   $          -        $          -
   Plastic Containers                                    -                   -
                                              --------------------------------
Total consolidated restructuring charge       $          -        $          -
                                              ================================

Income tax (benefit) expense:
   Compound                                   $     38,338        $    333,136
   Plastic Containers                             (407,356)           (445,536)
                                              --------------------------------
Total consolidated income tax benefit         $   (369,018)       $   (112,400)
                                              ================================

Net income (loss):
   Compound                                   $     74,422        $    499,706
   Plastic Containers                             (790,750)           (668,291)
                                              --------------------------------
Total consolidated net loss                   $   (716,328)       $   (168,585)
                                              ================================

Total assets:
   Compound                                   $  7,786,292        $  8,371,259
   Plastic Containers                           61,321,732          73,419,257
                                              --------------------------------
Total consolidated assets                     $ 69,108,024        $ 81,790,516
                                              ================================

Capital expenditures:
   Compound                                   $    449,642        $    112,636
   Plastic Containers                              675,840             905,699
                                              --------------------------------
Total consolidated capital expenditures       $  1,125,482        $  1,018,335
                                              ================================

                                                                          Part I

                            PVC CONTAINER CORPORATION


Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Net sales for the three month period ended September 30, 2000 were $20,735,000 as compared to $20,926,000 for the three month period ended September 30, 1999, representing a decrease of approximately .9%. The decrease in revenue compared to the prior year was due to weaker than expected demand in the Company's Novatec Plastic segment.

Cost of goods sold for the three months ended September 30, 2000 was $16,998,000 or 82% of net sales as compared to $16,547,000 or 79% of net sales for the three months ended September 30, 1999. The increase is mainly attributed to lower plant utilization, factory inefficiencies, along with the increased pricing of plastic compounds and resins.

Selling, General and Administrative expenses ("SG&A") increased by $174,000 in the first quarter of fiscal 2001 compared to the same period in the prior year. For the quarter ended September 30, 2000, SG&A expenses were $2,453,000 or 11.8% of net sales, as compared to $2,278,000 or 10.9% of net sales for the quarter ended September 30, 1999. SG&A expenses increased due to a more focused marketing strategy which includes the incremental costs associated with the Company's new sales management team and increased distribution costs. These occurred as part of the Company's continuing effort to grow it's business.

Depreciation and Amortization expense decreased to a level of $1,647,000 for the three months ended September 30, 2000 as compared to $1,771,000 for the three month period ended September 30, 1999. The primary cause for the reduction during the quarter ended September 30, 2000 is the effect of certain manufacturing assets becoming fully depreciated in the current fiscal year.

Income from Operations decreased $693,000 during the three month period ended September 30, 2000 as compared to the same period a year ago. For the three month period ended September 30, 2000, Income (Loss) from Operations was ($363,000) or (1.8%) of net sales, as compared to income of $330,000 or 1.6% of net sales for the three month period ended September 30, 1999. The decrease in operating income (loss) is principally the result of lower operating margins, lower plant utilization and some increased competition in the bottle segment.

Net interest expense increased $126,000 for the quarter ended September 30, 2000 as compared to the same quarter last year. The increase is attributable to higher interest rates and additional borrowings for working capital needs.

Net income (loss) for the quarter ended September 30, 2000 increased to ($716,000) or ($.10) on a diluted earnings per share basis as compared to ($169,000) or ($.02) on a diluted earnings per share basis for the same period a year ago.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position and working capital remain adequate for the three month period ended September 30, 2000. Working capital at September 30, 2000 decreased $511,000 to $13,850,000 compared to $14,361,000 as of June 30,
2000. The current ratio of assets to liabilities remained the same at 1.9 as of September 30, 2000 and June 30, 2000.

For the three month period ended September 30, 2000, the Company generated $716,000 from operating activities and $22,600,000 from proceeds from additional long term debt. These funds were primarily used to acquire capital assets of $1,125,000, and reduce long term debt by $23,189,000.

On September 1, 2000, the Company entered into a new banking relationship with PNC Business Credit. The Company now has a $43,375,000 senior secured credit facility. The credit facilities are structured as a five year $25,000,000 senior revolving credit facility, a five year $12,183,000 amortizing senior term loan, a five year $4,192,000 standby letter of credit and a $2,000,000 capital expenditure line.

The Company's short term liquidity and short term capital resources are adequate for timely payment to trade and other creditors. The Company's sources of credit are sufficient to meet its working capital and capital needs in the foreseeable future. At September 30, 2000, the Company had unused sources of liquidity consisting of cash and cash equivalents of $91,000 and the availability of the unused credit under a revolving credit facility of $4,213,000.

                                                                         Part II

                            PVC Container Corporation

                                Other Information


Item 6 - Exhibits and Reports on Form 8-K:

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 2000.

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

Date: November 14, 2000