Form 10-Q
period 2000-12-31
PVC CONTAINER CORP
filed 2001-02-14
CIK 81288

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2000

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

                              Yes   X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

       Class                                    Outstanding at December 31, 2000
       -----                                    --------------------------------
Common $.01 par value                                    7,044,655 shares

                                                                          Part I


                                    CONTENTS



                                                                                                   PAGE NO.
                                                                                                   --------
PART I.      FINANCIAL INFORMATION

             Consolidated Balance Sheets - December 31, 2000 and June 30, 2000                        3

             Consolidated Statements of Operations - Three Months Ended December
                31, 2000 and 1999 and Six Months Ended December 31, 2000 and
                1999
                                                                                                      4

             Consolidated Statements of Cash Flows - Six Months Ended
                December 31, 2000 and 1999                                                            5

             Notes to Consolidated Financial Statements                                              6-8

             Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                               9-10


PART II.     OTHER INFORMATION                                                                        11

                                                                          Part I
                            PVC Container Corporation

                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                                            DECEMBER                   JUNE
                                                                                            31, 2000                 30, 2000
                                                                                           -----------              -----------
ASSETS
Current assets:
 Cash and cash equivalents                                                                 $    87,096              $ 1,088,540
 Accounts receivable, net                                                                   12,083,676               13,972,869
 Inventories                                                                                13,525,499               11,672,233
 Prepaid expenses and other current assets                                                   2,146,744                1,010,494
 Deferred income taxes                                                                       2,119,031                2,119,031
 Net assets held for disposition                                                               684,729                  684,729
                                                                                           -----------              -----------
Total current assets                                                                        30,646,775               30,547,896

Other assets                                                                                    48,835                   78,835
Goodwill, net of accumulated amortization                                                    3,651,302                3,818,792
Unexpended proceeds from construction loan                                                      99,636                   97,368
Properties, plant and equipment at cost, net                                                35,402,501               36,312,702
                                                                                           -----------              -----------
                                                                                           $69,849,049              $70,855,593
                                                                                           ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
 Accounts payable                                                                          $ 7,045,480              $ 8,327,066
 Accrued expenses                                                                            3,903,250                3,904,221
 Income taxes payable                                                                             --                    184,380
 Current portion of long-term debt                                                           3,402,244                3,771,027
                                                                                           -----------              -----------
Total current liabilities                                                                   14,350,974               16,186,694

Long-term debt                                                                              33,814,954               31,956,264
Deferred income taxes                                                                        3,543,782                3,543,782

Stockholders' equity:
 Preferred stock, par value $1.00, authorized 1,000,000 shares, none issued
 Common stock, par value $.01, authorized 10,000,000 shares, 7,044,655 shares issued and outstanding as of December 31, 2000 and June 30,
   2000, respectively                                                                           70,446                   70,446
 Capital in excess of par value                                                              3,810,981                3,810,981
 Retained earnings                                                                          14,257,912               15,287,426
                                                                                           -----------              -----------
Total stockholders' equity                                                                  18,139,339               19,168,853
                                                                                           -----------              -----------
                                                                                           $69,849,049              $70,855,593
                                                                                           ===========              ===========

See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                              THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                  DECEMBER 31                              DECEMBER 31
                                                       ---------------------------------         ---------------------------------
                                                           2000                 1999                 2000                 1999
                                                       ------------         ------------         ------------         ------------
Net sales                                              $ 20,640,586         $ 21,069,800         $ 41,375,532         $ 41,995,723

Cost and expenses:
   Cost of goods sold (exclusive of
     depreciation and amortization
     expense shown separately below)                     16,060,945           17,041,274           33,058,516           33,587,798
   Selling, general and administrative expenses
                                                          2,560,428            2,535,457            5,013,344            4,813,953
   Depreciation and amortization                          1,724,835            1,641,822            3,372,206            3,413,104
                                                       ------------         ------------         ------------         ------------
                                                         20,346,208           21,218,553           41,444,066           41,814,855
                                                       ------------         ------------         ------------         ------------
(Loss) income from operations                               294,378             (148,753)             (68,534)             180,868

Other (expense) income:
   Interest expense                                        (776,001)            (711,108)          (1,526,527)          (1,335,414)
   Other (expense) income                                     7,095              (79,261)              35,187              (65,561)
                                                       ------------         ------------         ------------         ------------
                                                           (768,906)            (790,369)          (1,491,340)          (1,400,975)
                                                       ------------         ------------         ------------         ------------
Loss before benefit for income taxes                       (474,528)            (939,122)          (1,559,874)          (1,220,107)

Benefit for income taxes                                    161,342              375,600              530,360              488,000
                                                       ------------         ------------         ------------         ------------
Net loss                                               $   (313,186)        $   (563,522)        $ (1,029,514)        $   (732,107)
                                                       ============         ============         ============         ============

Net loss per share (basic and diluted)                 $       (.04)        $       (.08)        $       (.15)        $       (.10)
                                                       ============         ============         ============         ============

See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    SIX MONTHS ENDED
                                                                                       DECEMBER 31
                                                                                2000                1999
                                                                           ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                   $ (1,029,514)            $   (732,107)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                            3,372,206                3,413,104
     Loss on sale of building                                                                            173,818
     Gain on sale of equipment                                                   (2,200)                 (18,000)
     Changes in assets and liabilities:
       Accounts receivable, net of allowances                                 1,889,193                1,769,558
       Inventories                                                           (1,853,266)              (1,670,107)
       Prepaid expenses and other current assets                             (1,138,518)                (149,414)
       Other assets                                                                                      126,950
       Accounts payable and accrued expenses                                 (1,282,557)              (2,770,151)
       Income taxes payable                                                    (184,380)              (1,059,426)
                                                                           ------------             ------------
Net cash used in operating activities                                          (229,036)                (915,775)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                         (2,264,515)                (931,638)
Proceeds from sale of equipment                                                   2,200                   18,000
Proceeds from sale of building                                                                         4,262,286
                                                                           ------------             ------------
Net cash (used in) provided by investing activities                          (2,262,315)               3,348,648

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                                                                  15,469
Payments of long-term debt                                                  (24,008,584)              (6,068,986)
Proceeds from long-term debt                                                 25,498,491                2,924,841
Net cash provided by (used in) financing activities                           1,489,907               (3,128,676)

Net decrease in cash and cash equivalents                                    (1,001,444)                (695,803)
Cash and cash equivalents at beginning of period                              1,088,540                  784,087
                                                                           ------------             ------------
Cash and cash equivalents at end of period                                 $    (87,096)            $     88,284
                                                                           ============             ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                              $  1,402,252             $  1,313,142
                                                                           ============             ============

Income taxes paid                                                          $    105,106             $    570,575
                                                                           ============             ============

See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)



Note 1 In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of December 31, 2000, and the consolidated results of operations and cash flows for the six month periods ended December 31, 2000 and 1999.

           While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

           Diluted earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. Common stock and common stock equivalents amounted to 7,044,655 and 7,040,101 for the six month periods ended December 31, 2000 and 1999, respectively.

Note 2 The accompanying consolidated financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries, Novatec Plastics Corporation, Marpac Industries, Inc., Novapak Corporation, Airopak Corporation ("Airopak") and PVC Container International Sales Corporation, a foreign sales company incorporated in the U.S. Virgin Islands on March 1, 1993. All intercompany accounts have been eliminated.

Note 3 Excluded from the consolidated statements of cash flows for the six months ended December 31, 1999 was the effect of certain noncash financing activities related to the $2.5 million and $7.3 million loans obtained by the Company from GE Capital in March 1998 and June 1998, respectively, the $3.5 million loan from GE Capital obtained by the Company in April 1997 and the $5.5 million South Carolina EDA loan obtained by the Company in April 1996. Capital expenditures in connection with these agreements totaled approximately $728,000 for the six months ended December 31, 1999.

                                                                          Part I

                            PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)



Note 4     Inventories consist of:

                                                        DECEMBER          JUNE
                                                        31, 2000        30, 2000
                                                      -----------     -----------
Raw materials                                         $ 4,336,879    $  3,384,525
Finished goods and supplies                             7,966,624       7,378,544
                                                      -----------     -----------
Total FIFO inventories                                 12,303,503      10,763,069

Molds for resale in production                            726,752         527,120
Supplies                                                  495,244         382,044
                                                      -----------     -----------
                                                      $13,525,499     $11,672,233
                                                      ===========     ===========

Note 5 The Company entered a new long-term debt agreement ("New Agreement") in August 2000. The New Agreement is a $43 million five year long-term debt facility which replaced the existing long-term indebtedness. The New Agreement is asset-based financing with predetermined borrowing rates based on accounts receivable, inventory and property, plant and equipment and is collateralized by such assets. Borrowings under the New Agreement totaled approximately $24.2 million at December 31, 2000.

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

                                                                          Part I

                            PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)



                                                                  SIX MONTHS ENDED DECEMBER 31
                                                                ---------------------------------
                                                                    2000                 1999
                                                                ------------         ------------
Net revenues:
   Company total                                                $ 11,072,481         $ 12,772,546
   Intersegment revenue - Compound                                (3,498,281)          (3,523,876)
                                                                ------------         ------------
   Revenues from external customers - Compound                     7,574,200            9,248,670
   Plastic Containers                                             33,801,332           32,747,053
                                                                ------------         ------------
Total consolidated net revenues                                 $ 41,375,532         $ 41,995,723
                                                                ============         ============

Depreciation and amortization expense:
   Compound                                                     $    184,642         $    191,690
   Plastic Containers                                              3,187,564            3,221,414
                                                                ------------         ------------
Total consolidated depreciation and amortization expense        $  3,372,206         $  3,413,104
                                                                ============         ============

Interest income:
   Compound                                                     $     10,450         $     10,450
   Plastic Containers                                                  8,487                6,750
                                                                ------------         ------------
Total consolidated interest income                              $     18,937         $     17,200
                                                                ============         ============

Interest expense:
   Compound                                                     $     69,879         $     49,717
   Plastic Containers                                              1,456,648            1,285,697
                                                                ------------         ------------
Total consolidated interest expense                             $  1,526,527         $  1,335,414
                                                                ============         ============

Income tax expense (benefit):
   Compound                                                     $    105,417         $    400,516
   Plastic Containers                                               (635,777)            (888,516)
                                                                ------------         ------------
Total consolidated income tax benefit                           $   (530,360)        $   (488,000)
                                                                ============         ============

Net income (loss):
   Compound                                                     $    204,632         $    600,773
   Plastic Containers                                             (1,234,146)          (1,332,880)
                                                                ------------         ------------
Total consolidated net loss                                     $ (1,029,514)        $   (732,107)
                                                                ============         ============

Total assets:
   Compound                                                     $  7,497,469         $  8,814,435
   Plastic Containers                                             62,351,580           66,847,772
                                                                ------------         ------------
Total consolidated assets                                       $ 69,849,049         $ 75,662,207
                                                                ============         ============

Capital expenditures:
   Compound                                                     $    463,774         $    296,844
   Plastic Containers                                              1,800,741              634,794
                                                                ------------         ------------
Total consolidated capital expenditures                         $  2,264,515         $    931,638
                                                                ============         ============

                                                                          Part I

                            PVC CONTAINER CORPORATION



Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Net sales for the three month period ended December 31, 2000 decreased by 2.1% to $20,641,000 as compared to $21,070,000 for the three month period ended December 31, 1999. For the six months ended December 31, 2000, sales decreased by 1.5% to $41,376,000 compared to $41,996,000 for the six month period ended December 31, 1999. The decrease in revenue as compared to the prior year is mainly attributed to weaker demand in the Company's specialty packaging line and reduced sales of plastic compounds marketed by the Company's Novatec Plastics segment.

Cost of goods sold for the three months ended December 31, 2000 was $16,061,000 or 77.8% of net sales as compared to $17,041,000 or 80.9% of net sales for the three months ended December 31, 1999. For the six months ended December 31, 2000 cost of goods sold was $33,059,000 or 79.9% of net sales as compared to $33,588,000 or 79.9% for the six months ended December 31, 1999. The improvement during the second quarter of the fiscal year is attributed to the improved product mix, along with the decreased raw material costs of selected plastic compounds and resins.

Selling, General and Administrative expenses ("SG&A") increased by $25,000 for the three month period ended December 31, 2000 and by $199,400 for the six month period ended December 31, 2000 compared to the same period a year ago. For the quarter ended December 31, 2000, SG&A expenses were $2,560,000 or 12.4% of net sales, as compared to $2,535,000 or 12% of net sales for the quarter ended December 31, 1999. For the six months ended December 31, 2000, SG&A expenses were $5,013,000 or 12.1% of net sales as compared to $4,814,000 or 11.4% of net sales for the six month period ended December 31, 1999. This increase is mainly attributable to the increase of the Company's provision for bad debts.

Depreciation and amortization expenses increased to a level of $1,725,000 for the three months ended December 31, 2000 as compared to $1,642,000 for the three months ended December 31, 1999. For the six month period ended December 31, 2000, depreciation and amortization expenses were $3,372,000 as compared to $3,413,000 for the six month period ended December 31, 1999. The increase is primarily attributable to new manufacturing assets placed in service during the current fiscal period.

Income from operations increased $443,100 during the three month period ended December 31, 2000 as compared to the same period a year ago. For the three month period ended December 31, 2000, Income (Loss) from Operations was $294,000 or 1% of net sales, as compared to $(149,000) or (0.7%) of net sales for the three months ended December 31, 1999. Income (loss) from Operations for the six month period ended December 31, 2000 decreased to $(68,500) as compared to $181,000 for the six month period ended December 31, 1999, primarily the result of reduced revenues and operating leverage in the Company's Novatec Plastics segment during the six month period ended December 31, 2000.

Net interest expense increased $64,900 for the quarter ended December 31, 2000 as compared to the same quarter last year. For the three months ended December 31, 2000, interest expense was $776,000 as compared to $711,100 for the three month period ended December 31, 1999. For the six months ended December 31, 2000, interest expense was $1,527,000 as compared to $1,335,000 for the six month period ended December 31, 1999. This increase is attributed to higher interest rates and additional borrowings for capital additions and working capital needs.

The loss for the quarter ended December 31, 2000 decreased to $(313,000) or $(.04) on a diluted earnings per share basis as compared to $(564,000) or $(.08) on a diluted earnings per share basis for the same period a year ago. For the six months ended December 31, 2000, the net loss increased to $(1,030,000) or $(.15) on a diluted earnings per share basis as compared to $(732,000) or $(.10) on a diluted earnings per share basis for the six month period ended December 31, 1999.




LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position and working capital remains adequate for the six month period ended December 31, 2000. Net working capital at December 31, 2000 increased $1,935,000 to $16,296,000 compared to $14,361,000 as at June 30,
2000. The current ratio of assets to liabilities increased from 1.9 at December 31, 1999 to 2.1 at December 31, 2000.

During the six month period ended December 31, 2000, the Company's borrowings from its new long term financing agreement totalled $25,498,000. These funds were primarily used to acquire capital assets of $2,265,000 and reduce long term debt under its prior facility by $24,009,000.

On September 1, 2000, the Company entered into a new $43,375,000 senior secured credit facility with PNC Business Credit.. The credit facilities are structured as a five year, $25,000,000 senior revolving credit facility, a five year $12,183,000 senior term loan, a five year $4,192,000 standby letter of credit and a $2,000,000 capital expenditure line.

The Company's short term liquidity and short term capital resources are adequate for timely payment to trade and other creditors. The Company's sources of credit are sufficient to meet its working capital and capital needs in the foreseeable future. At December 31, 2000, the Company had unused sources of liquidity consisting of cash and cash equivalents of $87,000, and the availability of the unused credit under a revolving credit facility of $3,114,000.

                                                                         Part II

                            PVC Container Corporation

                                Other Information



Item 6 - Exhibits and Reports on Form 8-K:

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended December 31, 2000.

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


Date: 2/14/2001