Form 10-K/A
period 2000-06-30
PVC CONTAINER CORP
filed 2001-03-19
CIK 81288

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             --------------------

                                FORM 10-K/A#2

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


                         Commission file number 0-08791

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

                  Income from operations for the fiscal year ended June 30, 2000 decreased to $1,051,000 or 1.1% of net sales after a $400,000 pretax charge to income for the impairment of the long-lived assets of its Ardmore, Oklahoma manufacturing facility, which ceased operations in 2000 pending the sale of the facility.

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



                  Cash provided by inventories totals approximately $1,500,000 in fiscal 2000 compared to a $2,100,000 use of cash in fiscal 1999. The fluctuation is primarily the result of the Company's efforts to maximize cash flows in fiscal 2000 by increasing inventory turnover, whereas in fiscal 1999, the Company was building raw material inventory supply in anticipation of resin price increases.



                  Cash used for accounts payable accrued expenses increased to approximately $2,200,000 in fiscal 2000 reflecting the lower inventory levels and corresponding payables in the fourth quarter of 2000.



                  Cash used for income taxes increased to approximately $1,200,000 in fiscal 2000 reflecting the timing of payments against the prior year liability, offset by the impact of the benefit from the fiscal 2000 pre-tax loss.




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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment #2 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PVC CONTAINER CORPORATION
                                           (Registrant)

                                     By:/s/Phillip L. Friedman
                                        -----------------------
                                           Phillip L. Friedman
                                           President and Chief
                                            Executive Officer


                                     Date:  March 14, 2001
                                          --------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



               Signature                     Title                                               Date
               ---------                     -----                                               ----
/s/Phillip Friedman                          Chief Executive Officer and Director                March 14, 2001
---------------------------
Phillip L. Friedman

/s/Jeffrey Shapiro                           Chief Financial and Accounting Officer              March 14, 2001
---------------------------
Jeffrey Shapiro

/s/John F. Turben                            Director                                            March 14, 2001
---------------------------
John F. Turben

/s/Raymond A. Lancaster                      Director                                            March 14, 2001
---------------------------
Raymond A. Lancaster

/s/Jeffery C. Garvey                         Director                                            March 14, 2001
---------------------------
Jeffery C. Garvey

/s/ George R. Begley                         Director                                            March 14, 2001
---------------------------
George R. Begley

/s/Michael Sherwin                           Director                                            March 14, 2001
---------------------------
Michael Sherwin

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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PVC Container Corporation as of June 30, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


As explained in Note 2 to the consolidated financial statements, the Company has given retroactive effect to the change in accounting for inventories from last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method.


MetroPark, New Jersey
September 22, 2000



                                                          /s/ Ernst & Young LLP.

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
                                                                        ===================================

See accompanying notes.

                            PVC CONTAINER CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     FISCAL YEAR ENDED JUNE 30
                                                               2000             1999             1998
                                                        -----------------------------------------------------
                                                                             (restated)       (restated)

Net sales                                                    $92,619,720       $85,155,047      $69,728,498

Cost and expenses:

 Cost of goods sold (exclusive of depreciation and
   amortization expense shown separately below)               73,911,809        63,899,366       53,893,548
 Selling, general and administrative expense                  10,458,510         9,186,743        6,521,759
 Depreciation and amortization expense                         6,798,802         7,141,249        4,008,785
 Provision for restructuring and Asset impairment                400,000                          1,200,000
                                                        -----------------------------------------------------
                                                              91,569,121        80,227,358       65,624,092
                                                        -----------------------------------------------------
Income from operations                                         1,050,599         4,927,689        4,104,406

Other income (expenses):
 Interest expense                                             (2,811,973)       (2,457,940)      (1,205,477)
 Interest income                                                  47,095            68,590           13,451
 Other income                                                    (98,870)          299,966          144,018
                                                        -----------------------------------------------------
                                                              (2,863,748)       (2,089,384)      (1,048,008)
                                                        -----------------------------------------------------
(Loss) income before (benefit) provision for income
 taxes                                                        (1,813,149)        2,838,305        3,056,398

(Benefit) provision for income taxes                            (616,471)        1,135,322        1,199,507
                                                        -----------------------------------------------------
Net (loss) income                                            $(1,196,678)     $  1,702,983   $    1,856,891
                                                        =====================================================
(Loss) earnings per share:
   Basic                                                         $ (.17)          $.24                $.27
   Diluted                                                       $ (.17)          $.24                $.26


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
                                               =================================


14.  PROVISION FOR RESTRUCTURING AND ASSET IMPAIRMENT



During the third quarter of 2000, the Company recorded a $400,000 pre-tax asset impairment charge to income for restructuring related to closure and expected loss on the sale of its Ardmore, Oklahoma manufacturing facility. A real estate broker has been retained to facilitate the sale of the manufacturing facility, which management expects to be completed in 2001.


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