Form 10-Q
period 2001-03-31
PVC CONTAINER CORP
filed 2001-05-15
CIK 81288

                                                                          Part I

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the transition period from ________________
                               to ________________

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

        Class                                      Outstanding at March 31, 2001
Common $.01 par value                                    7,044,655 shares

                                                                          Part I

                                    CONTENTS

                                                                                                   PAGE NO.
                                                                                                   --------
PART I.      FINANCIAL INFORMATION

             Consolidated Balance Sheets - March 31, 2001 and June 30, 2000                             3

             Consolidated Statements of Operations - Three Months Ended
                March 31, 2001 and 2000 and Nine Months Ended March 31,
                2001 and 2000                                                                           4

             Consolidated Statements of Cash Flows - Nine Months Ended
                March 31, 2001 and 2000                                                                 5

             Notes to Consolidated Financial Statements                                               6-9

             Management's Discussion and Analysis of Financial Condition and
                Results of Operations
                                                                                                    10-11

PART II.     OTHER INFORMATION                                                                         12

                                                                          Part I

                            PVC Container Corporation

                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                MARCH              JUNE
                                                              31, 2001           30, 2000
                                                            ------------       ------------
ASSETS
Current assets:
Cash and cash equivalents                                   $     73,521       $  1,088,540
Accounts receivable, net                                      14,095,539         13,972,869
Inventories                                                   13,321,927         11,672,233
Prepaid expenses and other current assets                      1,660,137          1,010,494
Deferred income taxes                                          2,119,031          2,119,031
Net assets held for disposition                                  684,729            684,729
                                                            ------------       ------------
Total current assets                                          31,954,884         30,547,896

Other assets                                                     918,323             78,835
Goodwill, net of accumulated amortization                      3,620,285          3,818,792
Unexpended proceeds from construction loan                       101,365             97,368
Properties, plant and equipment at cost, net                  34,819,701         36,312,702
                                                            ------------       ------------
                                                            $ 71,414,558       $ 70,855,593
                                                            ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                            $  7,977,311       $  8,327,066
Accrued expenses                                               4,095,571          3,904,221
Income taxes payable                                                                184,380
Current portion of long-term debt                              3,474,064          3,771,027
                                                            ------------       ------------
Total current liabilities                                     15,546,946         16,186,694

Long-term debt                                                34,083,382         31,956,264
Interest rate swap                                               347,573
Deferred income taxes                                          3,404,753          3,543,782

Stockholders' equity:
Preferred stock, par value $1.00, authorized 1,000,000
shares, none issued
Common stock, par value $.01, authorized 10,000,000
shares, 7,044,655 shares issued and outstanding as of
March 31, 2001 and June 30, 2000, respectively                    70,446             70,446
Capital in excess of par value                                 3,810,981          3,810,981
Retained earnings                                             14,359,021         15,287,426
Accumulated other comprehensive loss                            (208,544)
                                                            ------------       ------------
Total stockholders' equity                                    18,031,904         19,168,853
                                                            ------------       ------------
                                                            $ 71,414,558       $ 70,855,593
                                                            ============       ============


See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                 MARCH 31                              MARCH 31
                                                     -------------------------------       -------------------------------
                                                         2001               2000               2001               2000
                                                     ------------       ------------       ------------       ------------
Net sales                                            $ 23,289,062       $ 25,781,261       $ 64,664,594       $ 67,776,984

Cost and expenses:
   Cost of goods sold (exclusive of
     depreciation and amortization expense
     shown separately below)                           18,060,400         20,317,826         51,118,916         53,905,624

   Selling, general and administrative expenses         2,678,604          2,655,140          7,691,948          7,469,093
   Depreciation and amortization                        1,648,396          1,804,596          5,020,602          5,217,700
   Asset impairment                                                          400,000                               400,000
                                                     ------------       ------------       ------------       ------------
                                                       22,387,400         25,177,562         63,831,466         66,992,417
                                                     ------------       ------------       ------------       ------------
Income from operations                                    901,662            603,699            833,128            784,567

Other income (expense):
   Interest expense                                      (770,895)          (643,514)        (2,296,207)        (1,978,928)
   Interest income                                                            17,352             17,722             34,552
   Other income                                            22,432             16,821             38,682            (65,940)
                                                     ------------       ------------       ------------       ------------
                                                         (748,463)          (609,341)        (2,239,803)        (2,010,316)
                                                     ------------       ------------       ------------       ------------
Income (loss) before (provision) benefit for
   income taxes                                           153,199             (5,642)        (1,406,675)        (1,225,749)

(Provision) benefit for income taxes                      (52,090)             2,256            478,270            490,300
                                                     ------------       ------------       ------------       ------------
Net income (loss)                                    $    101,109       $     (3,386)      $   (928,405)      $   (735,449)
                                                     ============       ============       ============       ============

Earnings per share (basic and diluted)               $        .01       $         --       $       (.13)      $       (.10)
                                                     ============       ============       ============       ============



See accompanying notes.

                                     Part I

                            PVC Container Corporation

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   NINE MONTHS ENDED
                                                                        MARCH 31
                                                                2001               2000
                                                            ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $   (928,405)      $   (735,449)
Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation and amortization                             5,020,602          5,217,700
     Gain on sale of equipment                                    (2,200)           (18,000)
     Loss on sale of building                                                       173,818
     Changes in assets and liabilities:
       Accounts receivable - net of allowances                  (122,670)        (2,232,079)
       Inventories                                            (1,649,694)        (1,114,553)
       Prepaid expenses and other current assets                (649,643)          (334,212)
       Other assets                                             (329,859)           141,949
       Accounts payable and accrued expenses                    (158,405)           131,611
       Income taxes payable                                     (184,380)        (1,108,707)
                                                            ------------       ------------
Net cash provided by operating activities                        995,346            122,078

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                          (3,284,094)        (1,847,375)
Proceeds from sale of building                                                    4,262,286
Proceeds from sale of equipment                                    2,200             18,000
                                                            ------------       ------------
Net cash (used in) provided by investing activities           (3,281,894)         2,432,911

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock                                                             24,543
Payments of long-term debt                                   (24,850,411)        (6,971,653)
Proceeds from long-term debt                                  26,680,566          3,924,841
Deferred financing costs                                        (558,626)
                                                            ------------       ------------
Net cash provided by (used in) financing activities            1,271,529         (3,022,269)
                                                            ------------       ------------

Net decrease in cash and cash equivalents                     (1,015,019)          (467,280)
Cash and cash equivalents at beginning of period               1,088,540            784,087
                                                            ------------       ------------
Cash and cash equivalents at end of period                  $     73,521       $    316,807
                                                            ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                               $  2,206,300       $  1,981,500
                                                            ============       ============

Income taxes paid                                           $    112,800       $    613,900
                                                            ============       ============

See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                   Notes to Consolidated Financial Statements

Note 1 In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2001, and the results of operations and cash flows for the nine month periods ended March 31, 2001 and 2000.

           While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

           Diluted earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. Common stock and common stock equivalents amounted to 7,044,655 and 7,067,122 in the third quarter of 2001 and 2000, respectively, and 7,044,655 and 7,114,708 for the nine month periods ended March 31, 2001 and 2000, respectively.

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

Note 3     Accounting Policy for Derivative Instruments

           As of July 1, 2000, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the Company to recognize all of its derivative instruments as either assets or liabilities in the balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

                                                                          Part I

                            PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)



           For derivatives instruments that are designated and qualify as cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

           The Company has entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis through 2005, thus reducing the impact of interest-rate changes on future interest expense. Approximately $6.7 million of the Company's outstanding debt was designated as the hedged items to interest rate swap agreements at March 31, 2001. The fair value of the interest rate swap at March 31, 2001 totaled approximately $348,000 and is included in the accompanying consolidated balances sheet.

Note 4     Inventories consist of:

                                                       MARCH             JUNE
                                                     31, 2001          30, 2000
                                                    -----------      -----------
           Raw materials                            $ 4,530,485      $ 3,384,525
           Finished goods and supplies                7,440,510        7,378,544
                                                    -----------      -----------
           Total FIFO inventories                    11,970,995       10,763,069

           Molds for resale in production               852,971          527,120
           Supplies                                     497,961          382,044
                                                    -----------      -----------
                                                    $13,321,927      $11,672,233
                                                    ===========      ===========

Note 5 The Company entered a new long-term debt agreement ("New Agreement") in August 2000. The New Agreement is a $43 million five year long-term debt facility which replaced the existing long-term indebtedness. The New Agreement is asset-based financing with predetermined borrowing rates based on accounts receivable, inventory and property, plant and equipment and is collateralized by such assets. Borrowings under the New Agreement totaled approximately $24.4 million at March 31, 2001.

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

                                                                          Part I

                            PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)





                                                                 NINE MONTHS ENDED MARCH 31
                                                              -------------------------------
                                                                   2001               2000
                                                              ------------       ------------
Net revenues:
   Company total                                              $ 16,626,761       $ 20,323,069
   Intersegment revenue - Compound                              (5,368,164)        (5,801,626)
                                                              ------------       ------------
   Revenues from external customers - Compound                  11,258,597         14,521,443
   Plastic containers                                           53,405,997         53,255,541
                                                              ------------       ------------
Total consolidated net revenues                               $ 64,664,594       $ 67,776,984
                                                              ============       ============

Depreciation and amortization expense:
   Compound                                                   $    273,603       $    304,137
   Plastic containers                                            4,746,999          4,913,563
                                                              ------------       ------------
Total consolidated depreciation and amortization expense
                                                              $  5,020,602       $  5,217,700
                                                              ============       ============

Interest expense:
   Compound                                                   $    109,844       $     89,650
   Plastic containers                                            2,186,363          1,889,278
                                                              ------------       ------------
Total consolidated interest expense                           $  2,296,207       $  1,978,928
                                                              ============       ============

Interest income:
   Compound                                                   $     10,450       $     16,720
   Plastic containers                                                7,272             17,832
                                                              ------------       ------------
Total consolidated interest income                            $     17,722       $     34,552
                                                              ============       ============

Income tax  (provision) benefit:
   Compound                                                   $   (193,938)      $   (380,300)
   Plastic containers                                              672,208            870,600
                                                              ------------       ------------
Total consolidated income tax benefit                         $    478,270       $    490,300
                                                              ============       ============

Net income (loss):
   Compound                                                   $    376,470       $    570,311
   Plastic containers                                           (1,304,875)        (1,305,760)
                                                              ------------       ------------
Total consolidated net loss                                   $   (928,405)      $   (735,449)
                                                              ============       ============

Total assets:
   Compound                                                   $  7,906,924       $  9,087,921
   Plastic containers                                           63,507,634         65,858,190
                                                              ------------       ------------
Total consolidated assets                                     $ 71,414,558       $ 74,946,111
                                                              ============       ============

Capital expenditures:
   Compound                                                   $    499,599       $    317,726
   Plastic containers                                            2,784,495          1,529,649
                                                              ------------       ------------
Total consolidated capital expenditures                       $  3,284,094       $  1,847,375
                                                              ============       ============

                            PVC CONTAINER CORPORATION

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


RESULTS OF OPERATIONS

Net sales for the three-month period ended March 31, 2001 decreased by 9.7% to $23,289,000 as compared to $25,781,000 for the three-month period ended March 31, 2000. For the nine months ended March 31, 2001 sales decreased by 4.6% to $64,665,000 compared to $67,777,000 for the nine month period ended March 31, 2000. The decrease in revenue as compared to the prior year is mainly attributed to weaker demand in both of the Company's plastic container and compound segments.

Cost of goods sold for the three months ended March 31, 2001 was $18,060,000 or 77.5% of net sales compared to $20,318,000 or 78.8% of net sales for the three months ended March 31, 2000. For the nine months ended March 31, 2001 cost of goods sold was $51,119,000 or 79.1% of net sales as compared to $53,906,000 or 79.5% for the nine months ended March 31, 2000. This improvement during the third quarter of our fiscal year is mainly attributed to increased utilization and emphasis on cost containment and reduction and a decrease in raw material costs.

Selling, General and Administrative expenses ("SG&A") increased by $23,500 for the three month period ended March 31, 2001 and by $222,900 for the nine month period ended March 31, 2001, as compared to the same period a year ago. For the quarter ended March 31, 2001, SG&A expenses were $2,678,600 or 11.5% of net sales, as compared to $2,655,100 or 10.3% of net sales for the quarter ended March 31, 2000. For the nine months ended March 31, 2001, SG&A expenses were $7,691,900 or 11.9% of net sales compared to $7,469,000 or 11.0% of net sales for the nine month period ended March 31,2000. This increase is mainly attributable to the increase of the Company's provision for bad debts.

Depreciation and amortization expense decreased to a level of $1,648,400 for the three months ended March 31, 2001 as compared to $1,804,600 for the three months ended March 31, 2000. For the nine month period ended March 31, 2001, depreciation and amortization expense were $5,020,600 as compared to $5,217,700 for the nine month period ended March 31, 2000. The primary cause for the reduction during the quarter and nine month period ended March 31, 2001 is the effect of certain manufacturing assets becoming fully depreciated in the current fiscal year.

During the quarter ended March 31, 2000, the Company recorded a $400,000 pre-tax charge to income for asset impairment related to the closure and expected loss on the sale of its Ardmore, Oklahoma manufacturing facility as well as severance and other exit costs relating to this facility. The Company ceased operation in this facility in 2000 and has retained a real estate broker to facilitate the sale of the facility. Management expects the sale to be completed in the current fiscal year and believes the net carrying value of the facility, less disposal costs, will approximate the proceeds from the sale.

Income from operations increased $298,000 during the three-month period ended March 31, 2001 as compared to the same period a year ago. For the three-month period ended March 31, 2001, income from operations was $901,700 or 3.9% of net sales, as compared to $603,700 or 2.3 % of net sales for the three months ended March 31, 2001. Income from operations for the nine-month period ended March 31, 2001 increased to $833,100 or 1.3% of net sales as compared to $784,600 or 1.2% of net sales for the nine month period ended March 31, 2000. The increase in operating income is primarily the result of higher plant utilization, lower resin costs, cost containment and reduction and marginal higher operating margins in the Company's Novatec Plastics segment during the nine months ended March 31, 2001.

Net interest expense increased $144,700 for the quarter ended March 31, 2001 as compared to the same quarter last year. For the three months ended March 31, 2001, net interest expense was $770,900 as compared to $626,200 for the three months ended March 31, 2000. For the nine months ended March 31, 2001, net interest expense was $2,278,500 as compared to $1,944,400 for the nine month period ended March 31, 2000. This increase is attributed to additional borrowings for capital additions and working capital needs.

Net income for the quarter ended March 31, 2001 increased to $101,100 or $.01 on a diluted earnings per share basis as compared to a loss $(3,400) for the same period a year ago. For the nine months ended March 31, 2001 net (loss) increased to $(928,400) or $(.13) on a diluted earnings per share basis as compared to $(735,500) or $(.10) on a diluted earnings per share basis for the nine month period ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCE

The Company's liquidity position and working capital remained adequate for the nine-month period ended March 31, 2001. Net working capital as at March 31, 2001 increased $2,046,700 to $16,407,900 compared to $14,361,200 as at June 30, 2000.
The current ratio of assets to liabilities increased from 1.9 to 2.1 at March 31, 2001.

During the nine month period ended March 31, 2001, the Company generated $995,300 from operating activities and $26,680,600 from proceeds from additional long term debt. These funds were primarily used to acquire capital assets of $3,284,000, reduce long term debt by $24,850,400 and fund deferred financing costs relating to the new financing agreement in the amount of $558,600.

Cash used for accounts receivable net of allowance during the nine month period ended March 31, 2001 was $122,700 as compared to $2,232,100 for the nine month period ended March 31, 2000. The reason for this improvement is reduced sales and increases in our provision for bad debts during the current fiscal year.

Cash used for income taxes increased to approximately $1.2 million in fiscal 2000 reflecting the timing of payments against the prior year liability, offset by the impact of the benefit from the fiscal 2000 pre-tax loss.

On September 1, 2000, the Company entered into a new $43,375,000 senior secured credit facility with PNC Business Credit. The credit facilities are structured as a five year $25,000,000 senior revolving credit facility, a five year $12,183,000 senior term loan, a five year $4,192,000 standby letter of credit and a $2,000,000 capital expenditure line.

The Company's short term liquidity and short term capital resources are adequate for timely payment to trade and other creditors. The Company's sources of credit are sufficient to meet working capital and capital needs in the foreseeable future. At March 31, 2001, the Company had unused sources of liquidity consisting of cash and cash equivalents of $73,500 and the availability of the unused credit under a revolving credit facility of $2,470,400.

SFAS No. 133

Effective July 1, 2000, the Company was required to adopt SFAS 133 "Accounting for Derivative Instruments and Hedging Activities". At March 31, 2001, the Company recorded an interest swap liability for $347,573 and equity was reduced by $208,544 (net of tax). This was a non-cash event and has no impact on the Company's bank covenants.

                                                                         Part II

                            PVC Container Corporation

                                Other Information



Item 6 - Exhibits and Reports on Form 8-K:

           (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 2001.

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

5/15/01