Form 10-K
period 2001-06-30
PVC CONTAINER CORP
filed 2001-10-01
CIK 81288

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-K





[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .
                               -----------    ------------


                         COMMISSION FILE NUMBER 0-30067


                            PVC CONTAINER CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               Delaware                                13-2616435
--------------------------------------------------------------------------------
    (STATE OF OTHER JURISDICTION OF                IRS IDENTIFICATION
     INCORPORATION OR ORGANIZATION)                      NUMBER


2 Industrial Way West, Eatontown, New Jersey                       07724-2202
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                         (Zip Code)


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

                          Common Stock, $.01 par value
                          ----------------------------
                                (TITLE OF CLASS)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes x No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last trade on August 27, 2001, was approximately $6,335,265.

The number of shares outstanding of the registrant's only class of common stock, as of the latest practicable date, is as follows:

                  Class                    Outstanding as of August 27, 2001
                  -----                    ---------------------------------
       Common Stock, $.01 par value                    7,044,655

                       EXHIBIT INDEX is located at Page 19

                                     PART I

Item 1.           Description of Business.

                  General. PVC Container Corporation (the "Company") was incorporated in Delaware on June 14, 1968. The Company's major business activity consists of the manufacture and sale of a line of plastic bottles made from polyvinyl chloride ("PVC") compounds, high-density polyethylene ("HDPE") polyethylene terephthalate ("PET") resins. The Company sells these bottles through Novapak Corporation ("Novapak") which is a wholly-owned subsidiary of the Company. Some of the HDPE bottles are fluorinated to improve the chemical resistance and barrier properties of the containers manufactured by the Company's wholly-owned subsidiary known as Airopak Corporation ("Airopak"). All of these bottles ("plastic bottles") are used primarily for the packaging of cosmetics, toiletries, foods, household chemicals, lawn and garden and industrial chemical products.

                  PVC compounds are used by the Company or sold to other plastic bottle manufacturers, some of which compete with those produced by the Company. These PVC compounds are produced and sold through the Company's wholly-owned subsidiary, Novatec Plastics Corporation, Inc. ("Novatec"). Novatec also manufactures and sells a diversified portfolio of rigid PVC compounds for other applications. During the last several years, the Company has developed and begun to sell several categories of specialty PVC compounds for non-bottle applications ("specialty compounds") including extruded profiles and accessories, furniture, molding and other indoor fixtures, and a variety of injection molded electrical and electronic housings (the "Company's targeted markets'").

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

                  On September 3, 1998 the Company acquired all of the issued and outstanding stock of Marpac Industries,Inc. which was founded in 1967 and has annual sales of approximately $7,000,000. Marpac Industries, Inc. produces custom blow molded products including plastic bottles, containers, cartridges, double-wall cases, flexible spouts and various dispensers. Marpac Industries,Inc. is known in the market for its technical capabilities which allow it to manufacture uniquely configurated products within specific tolerances. Its business is presently operated out of a facility located in Kingston, New York.

                  Sales. The Company's plastic bottles are sold primarily to manufacturers of toiletries and cosmetics, food, household chemicals, lawn and garden and industrial chemical products, private label manufacturers of similar products, and bottle distributors who sell to such manufacturers. PVC compounds are sold to the Company and to other manufacturers of plastic bottles, and specialty compounds are sold to a diverse range of manufacturers of other products. A limited amount of the Company's total sales is made through commissioned sales representatives. During the fiscal year ended June 30, 2001, no one customer accounted for 10% or more of the Company's net sales.

                  Plastic bottles are offered in food grade and non-food grade materials, fluorinated or non-fluorinated, in clear and opaque colors and in a range of sizes from one to three hundred and twenty ounces. The Company produces plastic bottles utilizing its own molds, in proprietary designs ("stock bottles") which are of its own design and also produces on a contractual basis plastic bottles in molds owned by the customer, utilizing their designs and specifications ("custom bottles").

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

                  The Company operates plastic bottle manufacturing facilities in Hazleton, Pennsylvania; Paris, Illinois; Manchester, Pennsylvania; Walterboro, South Carolina; Philmont, New York; Kingston, New York for the manufacturing of plastic bottles. During September, 1998 the Company relocated its existing plastic bottle business from a facility in Eatontown, New Jersey owned by the Company to a constructed facility in Hazleton, Pennsylvania. See Properties. This facility provides the Company with space needed to support manufacturing on a more economical and efficient basis. The Eatontown facility was sold during December 1999. In April 1993, the Company commenced operations in a facility, located in Paris, Illinois which was added to support growth of the Company's midwest bottle business. On August 4, 1994, the Company acquired from Air Products and Chemicals, Inc., through its wholly-owned subsidiary known as Airopak Corporation, the assets of a specialty container business. The business is conducted from leased facilities located in Manchester, Pennsylvania, and relates to the manufacture and sale of AIROPAK(R) fluorinated HDPE containers. The assets of the business consist of equipment, machinery and inventory used in connection with the manufacturing of such containers. A description of the Company's plastic bottle facilities is set forth below in item 2 entitled "Properties".

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

                  A shortage of petroleum, should it develop, would have an effect on the availability and the cost of the raw materials used by the Company in connection with its business. The availability and price of resins has a direct effect on the business of the Company. Although sufficient PVC resin, HDPE and PET resins are currently available for the Company's operations, no assurance can be given that adequate supply of plastic resins will be available to the Company in the future. However, the cost of resin can vary and may have a material impact on the business of the Company. The Company's success in fully recovering the cost of resin price increases, by increasing the selling prices of its' products has been limited depending upon the degree of competition in the various market segments in which it competes and any inability to do so in the future could have an adverse impact on the Company's financial results. Prices for PVC resins as well as HDPE and PET resins are mostly dependant upon the supply/demand of specific plastic resins as well as their monomer and their feedstocks. See "Competition & Marketing" below.

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

                  Competition and Marketing. The Company believes it is one of approximately thirty manufacturers of plastic bottles in the United States, one of at least five manufacturers of PVC bottle compounds and one of at least five manufacturers of specialty compounds for use in the Company's targeted markets. The dominant manufacturers of plastic bottles are Owens-Brockway, Inc. and Silgan Corp. The dominant manufacturers of PVC bottle compounds and PVC specialty compounds are PolyOne Corporation, and Georgia Gulf. The Company's sales volume, production capacity, and consumption of PVC resin are small compared to its competitors. The Company's major PVC compound competitors are large, integrated petrochemical companies with greater financial resources than the Company, and many of which also manufacture PVC resin.

                  The Company principally competes in the plastic bottle market on the basis of quality, customer service, price and product design. The Company believes it produces a relatively high quality product in a timely manner in accordance with customer specifications and requirements, with a high level of customer service, and believes that this constitutes one of the primary areas in which the Company can compete with others in the same industry.

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

                  A shortage of labor and higher cost of living in New Jersey and the resulting increased employee turnover and difficulty in retaining labor on swing shifts, weekends and holidays influenced the Company's decision as described above to relocate its New Jersey manufacturing facility from Eatontown, New Jersey to Hazleton, Pennsylvania which has a large labor pool. However, during the last twelve months, the Company has had difficulty in retaining skilled and unskilled labor at all its locations.

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

                  PVC competes with PET and PETG as a material for use in the manufacture of transparent plastic bottles. Manufacturers of bottles made of PET have captured a portion of the edible oil, household chemical and medicinal segments of the plastic bottle market from PVC bottle manufacturers. Because the price of PET bottles becomes competitive on high volume orders of custom bottles (i.e., orders of more than approximately 5 million to 10 millions units), there is a substantial risk that customers who have large custom bottle requirements may increasingly consider using PET bottles instead of PVC bottles. Because most of the Company's custom bottle business consists of low or mid-range volume orders, the Company's custom bottle business has been less vulnerable to PET. However, recently several stock PET containers of similar shape and size to some of the Company's PVC stock bottles are becoming more prevalent in the Company's markets. Although injection PET tooling is considerably more expensive than PVC extrusion tooling, some components of PET molds and tooling can be shared over several custom or stock designs thereby reducing the higher tooling/mold intensity associated with the injection based PET stock and custom bottle business. The Company has the ability to manufacture PETG bottles by modifying its equipment, and the Company now manufactures and sells PETG bottles. The Company has commenced the manufacture and sale of PET plastic bottles and preforms at its facility in Paris, Illinois, and Hazleton, Pennsylvania as a defensive marketing strategy. This capacity allows the Company to compete for PET bottle applications in the plastic bottle market. See "Environmental Regulation" below.

                  Research and Development. The Company spent approximately $272,000 and $238,000 for the fiscal years ended June 30, 2001 and June 30, 2000 respectively on research activities relating to the development of new designs of containers and the production of compounds. The major thrust of the Company's research and development efforts is currently in the area of new PVC compound development.

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

                  Employees. As of June 30, 2001 the Company employed 41 people at its executive office located at 2 Industrial Way West, Eatontown, New Jersey. The Company occupies approximately 9,300 square feet of executive offices under a lease for a term of ten years commencing on January 1, 1999 at an initial monthly rental of $13,950 until December 31, 2000 when the monthly rental increases to $15,500 until December 31, 2004 when the monthly rental increases to $16,275 until December 31, 2006 when the monthly rental increases to $17,050 until the end of the term. As indicated above under "Manufacturing Operations", the Company relocated its 401 Industrial Way West Eatontown, New Jersey manufacturing facility to a new facility located in Hazleton, Pennsylvania and its executive offices to the new location described above. On December 22, 1999 the Company sold its facilities located at 401 Industrial Way West. As of June 30, 2001 the Company employed a total of 49 people at the Novatec facility in Eatontown, New Jersey; 89 people in the manufacturing facility in Hazleton, Pennsylvania; 103 people at its Paris, Illinois facility; 30 people at its Walterboro, S.C. facility; 78 people at Airopak Corporation in its Manchester, Pennsylvania facility; 129 people at its Philmont, New York facility and a total of 59 people at Kingston, New York facility. The Company renewed the collective bargaining agreement with Local 108 of the Retail, Wholesale and Department Store Union, AFL-CIO, effective September 1, 2001 until August 31, 2003 relating only to employees of Novatec. The Company considers its relations with its work force and the union to be good.

Financial Information about Foreign and
Domestic Operations and Export Sales

                  The Company had export sales of $4,177,000 during the fiscal year ended June 30, 2001. Net sales to the northeast of the United States amounted to $35,437,000 during such fiscal year; net sales to the Midwest amounted to $30,138,000; net sales to the southeast amounted to $13,960,000; and net sales to other domestic regions amounted to $4,283,000 during such fiscal year.

Item 2.           Properties.

                  The Company's manufacturing activities with respect to its continuing businesses are conducted at the nine facilities described in the following table:


Location                    Purpose of Facility                    Building Area
--------                    -------------------                    -------------
                                                                   (square feet)
Hazleton, Pennsylvania      Plastic Bottle Plant and               160,000(1)
                            warehousing and Office
Eatontown, New Jersey       Plastic Compounding Plant,             50,162(2)
                            warehouse and Executive offices
Manchester, Pennsylvania    Airopak Corporation Plant and          145,221(3)
                            warehousing
Paris, Illinois             Plastic Bottle Plant and               125,000(4)
                            warehousing and office
Walterboro, S.C.            Plastic Bottle Plant warehousing       61,430(5)
                            and office
Philmont, New York          Plastic Bottle Plant, warehouse and    100,000(6)
                            office

Kingston, New York          Plastic Bottle Plant, warehouse      34,000(7)
                            and office
Ardmore, Oklahoma           Plastic Bottle Plant, warehouse      10,000(8)
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

Item 4.           Submission of Matters to a Vote of Securityholders.

                  None

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Securityholder Matters.

        The Company's common stock trades on the Nasdaq National Stock Market under the symbol PVCC. The last trade of the common stock on August 27, 2001 was at a price of $3.01 per share. The following is a summary of the high and low trade information on the Nasdaq National Stock Market during the fiscal years of the Company ended June 30, 2001 and June 30, 2000:

Year Ended June 30, 2001                         Low                 High
1st Quarter                                     $3.88               $4.94
2nd Quarter                                      3.56                5.00
3rd Quarter                                      2.66                4.00
4th Quarter                                      2.00                3.80

Year Ended June 30, 2000                         Low                 High
1st Quarter                                     $6.25                $7.38
2nd Quarter                                      5.50                 6.88
3rd Quarter                                      4.19                 5.75
4th Quarter                                      3.75                 5.00

        As at August 27, 2001, the number of holders of record of the issued and outstanding common stock of the Company was approximately 563.

        The Company on December 20, 1991 paid to shareholders its first dividend of $.05 per share of common stock, and a second, third and fourth dividend in the same amount was paid on December 18, 1992, December 8, 1993 and January 18, 1995. The Company declared on January 29, 1996 a stock dividend in the amount of 3% per share and a total of 202,817 shares were paid on February 26, 1996 to shareholders in connection with this dividend. The Company declared on August 29, 1996 a cash dividend of $.06 per share payable on September 20, 1996 to shareholders of record as of the close of business on September 13, 1996. No dividends have been declared or paid during subsequent fiscal years.

Item 6. Selected Financial 2001 Data.

                                                                         Years Ended June 30
                                          ----------------------------------------------------------------------------------
                                              2001              2000              1999             1998             1997
                                          ------------      ------------      ------------     ------------     ------------
SELECTED INCOME STATEMENT DATA:
Net Sales                                 $ 87,995,433      $ 92,619,720      $ 85,155,047     $ 69,728,498     $ 58,392,310
Income from operations                    $  1,113,966      $  1,050,599      $  4,770,689     $  4,489,406     $  4,206,218
Net Income (Loss)                         $ (1,141,174)     $ (1,196,678)     $  1,702,983     $  1,856,891     $  2,249,328
Earnings per share:*                         7,044,655         7,042,254         7,158,741        7,064,671        6,989,034
  Weighted average shares
for diluted shares
Income from operations                    $        .16      $        .15      $        .69     $        .58     $        .60
Net (loss) Income per share               $       (.16)     $       (.17)     $        .24     $        .26     $        .32
Cash dividends per share                  $          0      $          0      $          0     $          0     $        .06
Stock dividends per share                 $          0      $          0      $          0     $          0     $          0

SELECTED BALANCE SHEET DATA
Current assets                            $ 29,266,731      $ 30,547,896      $ 33,771,892     $ 24,615,463     $ 20,384,764
Current liabilities                       $ 14,845,192      $ 16,186,694      $ 20,358,118     $ 16,654,395     $ 11,876,707
Working capital                           $ 14,421,539      $ 14,361,202      $ 13,413,774     $  7,961,068     $  8,508,057
Total assets                              $ 68,228,428      $ 70,855,593      $ 83,124,568     $ 69,986,118     $ 46,039,366
Noncurrent liabilities                    $ 35,540,119      $ 35,500,046      $ 42,425,462     $ 34,835,808     $ 17,525,635
Stockholders' equity                      $ 17,853,117      $ 19,168,853      $ 20,340,988     $ 18,495,915     $ 16,637,024

------------------------
* Earnings per share calculations are based on the weighted average number of shares of common stock and common stock equivalents outstanding. Retroactively restated for the 3% stock dividend paid on February 26, 1996 to shareholders of records on February 9, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     FISCAL 2001 AS COMPARED TO FISCAL 2000

        The Company's net sales for the fiscal year ended June 30, 2001 reached a level of $87,995,000, a decrease of approximately 5% from the 2000 level of $92,620,000. This decrease in revenue as compared to the prior year is mainly attributed to weaker demand in both of the Company's plastic container and compound segments.

        Cost of goods sold decreased to 78.6% in 2001 from 79.8% in fiscal 2000. Margins in both the bottle and compound segments were favorably affected by increased emphasis on cost containment and reductions in manufacturing overhead and a decrease in raw material costs. Novatec Plastic's margins were significantly affected by the steady reduction in plastic resin prices by approximately 21.8% during the current fiscal year. Selling, general and administrative expenses (SG&A) were $10,934,000 or 12.4% of net sales for the fiscal year ended June 30, 2001 as compared to $10,459,000 or 11.3% of net sales for the fiscal year ended June 30, 2000. SG&A expenses have increased primarily due to the increase in bad debt reserve based upon the current economic climate. Additionally, the Company has instituted various cost reduction programs to anticipate any further degradation of revenue. Depreciation and amortization expense of fiscal 2001 remained substantially the same as fiscal 2000.

        Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased from approximately $7,751,000 in fiscal 2000 to approximately $8,001,000 in fiscal 2001. Of the $250,000 increase in EBITDA, approximately $485,000 was due to the performance of the Novatec Plastics Division with a decrease of approximately $235,000 as the result of the performance in the Company's plastic container segment. Fiscal 2000 reflected a non-recurring asset impairment $400,000 charge relating to the closing of the Oklahoma manufacturing facility.

        Income from operations for the fiscal year ended June 30, 2001 increased to $1,114,000 or 1.3% of net sales compared to $1,051,000 or 1.1% of net sales in fiscal 2000.

        Net interest expense increased $199,731 during the fiscal year ended June 30, 2001 as compared to fiscal 2000. The net increase was primarily due to additional capital equipment financing.

        Net income (loss) for the year ended June 30, 2001 decreased to $(1,141,000) or $(.16) per share as compared to $(1,197,000) or $(.17) per share for fiscal 2000.

                     FISCAL 2000 AS COMPARED TO FISCAL 1999

        The Company's net sales for the fiscal year ended June 30, 2000 reached a level of $92,620,000, an increase of approximately 8.8% over the 1999 level of $85,155,000. The Company's Novatec Plastics and Novapak divisions experienced increased demand; its specialty container division, which reflects twelve months of operations from its acquisition of Marpac Industries verus four months in 1999, also registered growth.

        Cost of goods sold increased to 79.8% in 2000 from 75.0% in fiscal 1999. Margins in the bottle operations were adversely affected by the underabsorption of manufacturing overhead expenses and raw material costs. Novatec Plastics margins were significantly affected by rapidly rising plastic resin prices. Resin prices increased in excess of 50% in the fiscal year. Selling, general and administrative expenses ("SG&A") were $10,459,000 or 11.3% of net sales for the fiscal year ended June 30, 2000 as compared to $9,187,000 or 10.8% of net sales for the fiscal year ended June 30, 1999. SG&A expenses have increased to support the Company's continued expansion. Additionally, the Company has incurred additional rental costs resulting from its relocation of the executive and administrative functions resulting from the sale of its manufacturing and office facility in Eatontown, New Jersey. Depreciation and amortization expense for fiscal 2000 decreased $342,000 as compared to fiscal 1999, primarily the effect of certain manufacturing assets becoming fully depreciated in the current fiscal year.

        Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased from approximately $12,369,000 in fiscal 1999 to approximately $7,751,000 in fiscal 2000. Of the $4,618,000 decrease in EBITDA, approximately $2,237,000 was due to the performance of the Novatec Plastics division, with the remaining $2,381,000 as the result of the performance in the Company's plastic containers segment which included a non-recurring $400,000 asset impairment restructuring charge relating to the closing of the Ardmore, Oklahoma manufacturing facility and the time lag in passing on resin price increases to bottle customers was also a factor.

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

                         LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity position at June 30, 2001 increased from the prior year. Working capital increased approximately $61,000 to $14,422,000 at June 30, 2001 from $14,361,000 at June 30, 2000. The current ratio increased to
2.0 at June 30, 2001 from 1.9 at June 30, 2000.

        Cash flows from operations during fiscal 2001 totaled $4,002,000 representing an increase of $1,073,000 from the prior year. The increase in net operating working capital is primarily related to improved accounts receivable collections and a reduction in cash used for income taxes.

        The Company received $27,577,806 in proceeds from long term debt and $79,700 from the sale of various capital assets. These funds, combined with the cash flow from operations, were used to acquire $4,251,517 in capital assets, reduce long term debt by $27,463,000 and pay deferred financing costs of $532,000 associated with our debt refinancing.

        Assets held for sale at June 30,2001 totaled approximately $685,000. Management expects to sell the facility and receive proceeds which approximate the net book value in fiscal 2002.

        On September 1, 2000, the Company entered into a new $43,375,000 senior secured credit facility with PNC Business Credit. The credit facilities are structured as a five year $25,000,000 senior revolving credit facility, a five year $12,183,000 senior term loan, a five year $4,192,000 standby letter of credit and a $2,000,000 capital expenditure line.

        The Company's short term liquidity and short term capital resources are projected to be adequate to allow the Company to continue to make timely payments to trade and other creditors. The Company believes that the financial resources available to it, including internally generated funds and amounts available under its revolving credit facility would be sufficient to meet its foreseeable working capital requirements. As of June 30, 2001, the Company had unused sources of liquidity consisting of cash and cash equivalents of $502,000 and available unused credit under a revolving credit facility of $4,684,000.

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

                               Held
                              Office
Name                   Age     Since    Offices with the Company
Phillip L. Friedman     54     1982     President, Chief Executive, and Director
Joel Francis Roberts    59     1989     Senior Vice President Operations
Jeffrey Shapiro         52     2000     Chief  Financial Officer
John F. Turben          66     1996     Director
Michael Sherwin         60     1996     Director
George R. Begley        58     1996     Director
Jeffery C. Garvey       52     2000     Director
John G. Nestor          56     2001     Director

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

         JEFFREY SHAPIRO, was employed as the Chief Operating Officer of Universal Process Equipment, a world wide manufacturer of process equipment, before joining PVCC in March 2000 as Chief Financial Officer. Mr. Shapiro has nearly twenty years of experience in the printing and packaging industry and has held various executive positions from Controller to Vice President to Chief Financial Officer. Prior companies include Webcraft Technologies and Klearfold Packaging. Mr. Shapiro is a graduate of Rutgers University and a CPA in New Jersey. He joined the Company as Chief Financial Officer during its fiscal year ended June 30, 2000.

         GEORGE R. BEGLEY, Mr. Begley is an independent investment advisor, a director of North Coast Energy and a member of the audit committee of the Company.

         JOHN G. NESTOR has been a Managing Partner of Kirtland Capital Partners since March 1986. He is also Chairman of the Board of Unifrax Corporation, TruSeal Technologies, Inc., Profile Metal Forming, Inc., and a director of Fairmount Minerals, Ltd.

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

         None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      The following documents are filed as part of this report:

         (1)      Consolidated Financial Statements.
                  Report of Independent Auditors
                  Consolidated Balance Sheets at June 30, 2001 and 2000 Consolidated Statements of Income for the three years ended
                    June 30, 2001
                  Consolidated Statements of Stockholders' Equity
                    for the three years ended June 30, 2001
                  Consolidated Statements of Cash Flows for the three years
                    ended June 30, 2001
                  Notes to Consolidated Financial Statements

         (2)      Consolidated Financial Statement Schedules.
                  Report of Independent Auditors on Consolidated Financial
                   Statement Schedules
                  For the three years ended June 30, 2001

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

                  10.19 Revolving Credit, Term Loan and Security Agreement among PNC Bank, NA (As Lender and As Agent) and PVC Container Corporation and it's Subsidiaries dated August 31, 2000.

                  16 Letter dated March 1, 1989 from Gassman, Rebhun & Co., P.C. regarding resignation as certifying accountant for the Company (filed as Exhibit 16 to the February 28, 1989 8-K, and incorporated herein by reference).

                  18 Preference Letter re: Change in Accounting Principles re: LIFO to FIFO.

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

                  Exhibits filed herewith:

                           None.

(b)      Reports on Form 8-K filed during last quarter of the year ended June
         30, 2001:

         None.

(c)      Exhibits

         None.

(d)      Financial statement schedules

         The financial statement schedules required by Regulation S-X are submitted as a separate section of this filing.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PVC CONTAINER CORPORATION
                                        (Registrant)

                                  By:   /s/ Phillip L. Friedman
                                      ----------------------------------------
                                        Phillip L. Friedman
                                        President and Chief Executive Officer

                                  Date:  September 28, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature            Title                             Date
       ---------            -----                             ----
/s/ Phillip L. Friedman     Chief Executive Officer and       September 28, 2001
------------------------    Director
Phillip L. Friedman

/s/ Jeffrey Shapiro         Chief Financial and Accounting    September 28, 2001
------------------------    Officer
Jeffrey Shapiro

/s/ John F. Turben          Director                          September 28, 2001
------------------------
John F. Turben

/s/ Jeffery C. Garvey       Director                          September 28, 2001
------------------------
Jeffery C. Garvey

/s/ George R. Begley        Director                          September 28, 2001
------------------------
George R. Begley

/s/ John G. Nestor          Director                          September 28, 2001
------------------------
John G. Nestor

/s/ Michael Sherwin         Director                          September 28, 2001
------------------------
Michael Sherwin

                                INDEX TO EXHIBITS


Exhibit
 Number                       Description of Exhibit                        Page
---------  ---------------------------------------------------------------  ----
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

  10.19    Revolving Credit, Term Loan and Security Agreement among PNC
           Bank, NA (As Lender and As Agent) and PVC Container
           Corporation and it's Subsidiaries dated August 31, 2000.

  16       Letter dated March 1, 1989 from Gassman, Rebhun & Co., P.C.
           regarding resignation as certifying accountant for the Company
           (filed as Exhibit 16 to the February 28, 1989 8-K, and incorporated herein by reference).

  18 Preference Letter re: Change in Accounting Principles re: LIFO to FIFO.

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

                            PVC CONTAINER CORPORATION


                        CONSOLIDATED FINANCIAL STATEMENTS



                                    FORM 10-K


                                  JUNE 30, 2001

CONSOLIDATED FINANCIAL STATEMENTS

PVC Container Corporation

June 30, 2001, 2000 and 1999

                            PVC Container Corporation

                        Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999





                                    CONTENTS


Report of Independent Auditors.............................................    1
Consolidated Balance Sheets................................................    2
Consolidated Statements of Operations......................................    3
Consolidated Statements of Stockholders' Equity............................    4
Consolidated Statements of Cash Flows......................................    5
Notes to Consolidated Financial Statements.................................    6

                         Report of Independent Auditors


The Board of Directors and Stockholders
PVC Container Corporation

We have audited the accompanying consolidated balance sheets of PVC Container Corporation as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. Our audit also included the financial statement schedule listed in the index at Item 14(a) These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PVC Container Corporation as of June 30, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                        /s/ ERNST & YOUNG LLP


MetroPark, New Jersey
September 14, 2001

                            PVC Container Corporation

                           Consolidated Balance Sheets


                                                                                             JUNE 30
                                                                                  2001                  2000
                                                                                  ----                  ----
ASSETS
Current assets:
 Cash and cash equivalents                                                    $    501,708         $  1,088,540
 Accounts receivable, net of allowance of $2 million and
   $1 million at June 30, 2001 and 2000, respectively                           12,339,146           13,972,869
 Inventories                                                                    12,332,083           11,672,233
 Prepaid expenses and other current assets                                       1,498,995            1,010,494
 Deferred income taxes                                                           1,910,070            2,119,031
 Net assets held for disposition                                                   684,729              684,729
                                                                              ------------         ------------
Total current assets                                                            29,266,731           30,547,896

Other assets                                                                     1,231,877               78,835
Goodwill, net of accumulated amortization of $805,215
  and $576,000 at June 30, 2001 and 2000, respectively                           3,589,266            3,818,792
Unexpended proceeds from construction loan                                         102,042               97,368
Properties, plant and equipment at cost, net                                    34,038,512           36,312,702
                                                                              ------------         ------------
                                                                              $ 68,228,428         $ 70,855,593
                                                                              ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                             $  7,174,657         $  8,327,066
 Accrued expenses                                                                4,146,300            3,904,221
 Income taxes payable                                                                                   184,380
 Current portion of long-term debt                                               3,524,235            3,771,027
                                                                              ------------         ------------
Total current liabilities                                                       14,845,192           16,186,694

Long-term debt                                                                  32,317,612           31,956,264
Interest rate swap                                                                 290,937
Deferred income taxes                                                            2,921,570            3,543,782

Stockholders' equity:
 Preferred stock, par value $1.00, authorized 1,000,000 shares, none issued
 Common stock, par value $.01, authorized 10,000,000 shares, 7,044,655
   shares issued and outstanding as of June 30, 2001 and 2000                       70,446               70,446
 Capital in excess of par value                                                  3,810,981            3,810,981
 Retained earnings                                                              14,146,252           15,287,426
 Accumulated other comprehensive loss                                             (174,562)
                                                                              ------------         ------------
Total stockholders' equity                                                      17,853,117           19,168,853
                                                                              ------------         ------------
                                                                              $ 68,228,428         $ 70,855,593
                                                                              ============         ============

See accompanying notes.

                            PVC Container Corporation

                      Consolidated Statements of Operations




                                                                        FISCAL YEAR ENDED JUNE 30
                                                               2001                 2000                 1999
                                                               ----                 ----                 ----
Net sales                                                  $ 87,995,433         $ 92,619,720         $ 85,155,047

Cost and expenses:
 Cost of goods sold (exclusive of depreciation and
   amortization expense shown separately below)              69,182,250           73,911,809           63,899,366
 Selling, general and administrative expense                 10,934,108           10,458,510            9,186,743
 Depreciation and amortization expense                        6,765,109            6,798,802            7,141,249
 Asset impairment                                                                    400,000
                                                           ------------         ------------         ------------
                                                             86,881,467           91,569,121           80,227,358
                                                           ------------         ------------         ------------
Income from operations                                        1,113,966            1,050,599            4,927,689

Other income (expenses):
 Interest expense                                            (2,994,589)          (2,811,973)          (2,457,940)
 Interest income                                                 29,980               47,095               68,590
 Other income (expense)                                         121,591              (98,870)             299,966
                                                           ------------         ------------         ------------
                                                             (2,843,018)          (2,863,748)          (2,089,384)
                                                           ------------         ------------         ------------
(Loss) income before (benefit) provision for income
 taxes                                                       (1,729,052)          (1,813,149)           2,838,305

(Benefit) provision for income taxes                           (587,878)            (616,471)           1,135,322
                                                           ------------         ------------         ------------
Net (loss) income                                          $ (1,141,174)        $ (1,196,678)        $  1,702,983
                                                           ============         ============         ============

(Loss) earnings per share:
   Basic                                                   $       (.16)        $       (.17)        $        .24
   Diluted                                                 $       (.16)        $       (.17)        $        .24

See accompanying notes.

                            PVC Container Corporation

                 Consolidated Statements of Stockholders' Equity





                                          COMMON STOCK                                               ACCUMULATED
                                     ISSUED AND OUTSTANDING         CAPITAL IN                           OTHER          TOTAL
                                     ----------------------         EXCESS OF        RETAINED       COMPREHENSIVE    STOCKHOLDERS'
                                      SHARES         AMOUNT         PAR VALUE        EARNINGS            LOSS           EQUITY
                                      ------         ------         ---------        --------            ----           ------
Balance, June 30, 1998              7,004,705     $     70,047     $  3,646,747    $ 14,781,121     $         --     $ 18,497,915
 Net income                                                                           1,702,983                         1,702,983
 Exercise of stock options             34,000              340          139,750                                           140,090
                                   ----------     ------------     ------------    ------------     ----------       ------------
Balance, June 30, 1999              7,038,705           70,387        3,786,497      16,484,104               --       20,340,988
 Net loss                                                                            (1,196,678)                       (1,196,678)
 Exercise of stock options              5,950               59           24,484                                            24,543
                                   ----------     ------------     ------------    ------------     ----------       ------------
Balance, June 30, 2000              7,044,655           70,446        3,810,981      15,287,426               --       19,168,853
 Comprehensive loss:
  Net loss                                                                           (1,141,174)                       (1,141,174)
  Unrealized loss on interest
    rate swap, net                                                                                      (174,562)        (174,562)
                                   ----------     ------------     ------------    ------------     ----------       ------------
 Total comprehensive loss                  --               --               --      (1,141,174)        (174,562)      (1,315,736)
                                   ----------     ------------     ------------    ------------     ----------       ------------
Balance, June 30, 2001              7,044,655     $     70,446     $  3,810,981    $ 14,146,252     $   (174,562)    $ 17,853,117
                                   ==========     ============     ============    ============     ============     ============


See accompanying notes.

                            PVC Container Corporation

                      Consolidated Statements of Cash Flows


                                                                       FISCAL YEAR ENDED JUNE 30
                                                               2001               2000               1999
                                                               ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                         $ (1,141,174)      $ (1,196,678)      $  1,702,983

Adjustments to reconcile net (loss) income to net
 cash provided by operating activities:
   Depreciation and amortization                             6,765,109          6,798,802          7,141,249
   Deferred income taxes                                      (296,876)           (70,322)           (95,565)
   Gain on sale of equipment                                   (34,250)           (17,541)          (201,662)
   Loss on sale of building                                                       173,818
   Changes in assets and liabilities:
    Accounts receivable                                      1,633,723         (1,064,017)          (401,268)
    Inventories                                               (659,850)         1,485,827         (2,134,860)
    Prepaid expenses and other current assets                 (488,501)           135,576           (366,744)
    Other assets                                              (681,398)           156,949            488,216
    Accounts payable and accrued expenses                     (910,330)        (2,229,674)          (718,378)
    Income taxes payable                                      (184,380)        (1,244,111)         1,098,966
                                                          ------------       ------------       ------------
Net cash provided by operating activities                    4,002,073          2,928,629          6,512,937

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                        (4,251,517)        (2,382,677)        (3,021,554)
Proceeds from sale of equipment                                 79,700             23,000            234,000
Proceeds from sale of building                                                  4,262,286
Purchase of business                                                                             (12,000,000)
                                                          ------------       ------------       ------------
Net cash (used in) provided by investing activities         (4,171,817)         1,902,609        (14,787,554)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                                           24,543            140,090
Proceeds from long-term debt                                27,577,806          3,924,841         14,400,000
Payments on indebtedness                                   (27,463,250)        (8,476,169)        (6,349,884)
Deferred financing costs                                      (531,644)
                                                          ------------       ------------       ------------
Net cash (used in) provided by financing activities           (417,088)        (4,526,785)         8,190,206
                                                          ------------       ------------       ------------

Net (decrease) increase in cash and cash equivalents          (586,832)           304,453            (84,411)
Cash and cash equivalents, beginning of year                 1,088,540            784,087            868,498
                                                          ------------       ------------       ------------
Cash and cash equivalents, end of year                    $    501,708       $  1,088,540       $    784,087
                                                          ============       ============       ============


See accompanying notes.

                            PVC Container Corporation

                   Notes to Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999


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

INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined under the FIFO method.

DEPRECIATION

Depreciation is provided for financial reporting purposes on a straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations as incurred. Major renewals and betterments are capitalized.

NET ASSETS HELD FOR DISPOSITION

In connection with the Company's strategic planning, certain facilities have been classified as "Net Assets Held for Disposition" reflecting management's intention to sell such assets. The net assets held for disposition at June 30, 2001 are included in the Plastic Containers segment and are expected to be sold in fiscal 2002.

                            PVC Container Corporation

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLES

The excess of purchase price over net assets of the businesses acquired is amortized on a straight-line basis over fifteen years. Amortization expense totaled approximately $230,000 and $287,000 for the years ended June 30, 2001 and 2000, respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

REVENUE RECOGNITION

Revenue is recognized upon shipment of the product.

SHIPPING COSTS

The Company's shipping and handling costs are included as on offset to sales for all periods presented.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to expense as incurred and amounted to $272,000, $238,000 and $222,000 in 2001, 2000 and 1999,
respectively.

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

                            PVC Container Corporation

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

As permitted by Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation (FASB 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, compensation expense is calculated at the time of option grant based upon the difference between the exercise price of the option and the fair market value of the Company's common stock at the date of grant, recognized over the vesting period.

PER SHARE INFORMATION

Per share information is presented in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effect of all such securities.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As of July 1, 2000, the Company adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the Company to recognize all of its derivative instruments as either assets or liabilities in the balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

For derivatives instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability on expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

                            PVC Container Corporation

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has entered into interest-rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis through 2005, thus reducing the impact of interest-rate changes on future interest expense. Approximately $7,250,000 of the Company's outstanding debt was designated as the hedged items to interest-rate swap agreements. The fair value of the interest-rate swap at June 30, 2001 totaled approximately $291,000 and is included in the accompanying consolidated balance sheet. The reclassification of losses that are reported in accumulated other comprehensive loss, that are expected to be reclassified into earnings in the next twelve months, totals approximately $200,000 before taxes.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill [and intangible assets deemed to have indefinite lives] will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company is currently evaluating early adoption of the New Statements. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $151,000 ($.02 per share) per year. The Company has not yet determined what the effect of these Statements will be on the earnings and financial position of the Company.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                            PVC Container Corporation

2.  INVENTORIES

Inventories consist of the following:

                                         2001             2000
                                     -----------      -----------
Raw materials                        $ 4,421,108      $ 3,384,525
Finished goods                         6,614,982        7,378,544
                                     -----------      -----------
Total inventories                     11,036,090       10,763,069

Molds for resale, in production          909,168          527,120
Supplies                                 386,825          382,044
                                     -----------      -----------
Total                                $12,332,083      $11,672,233
                                     ===========      ===========

3.  PROPERTIES, PLANT AND EQUIPMENT

                                                                                         ESTIMATED
                                                                                       USEFUL LIFE IN
                                                          2001             2000            YEARS
                                                       -----------      -----------    --------------
Land                                                   $   686,343      $   686,343
Building and improvements                               16,302,400       16,300,282        20-25
Machinery and equipment                                 49,167,697       45,543,523         7-10
Molds                                                    4,480,826        4,057,823         3-5
Office furniture and equipment                           3,548,944        3,453,438         5-10
Motor vehicles                                             141,335          165,749         3-5
Leasehold improvements                                      24,845           13,521
                                                       -----------      -----------
                                                        74,352,390       70,220,679
Less accumulated depreciation                           40,313,878       33,907,977
                                                       -----------      -----------
                                                       $34,038,512      $36,312,702
                                                       ===========      ===========

4.  ACCRUED EXPENSES

Accrued expenses at June 30 consists of:

                                  2001            2000
                               ----------      ----------
Accrued payroll                $  525,499      $  792,574
Accrued vacation                  760,257         691,667
Accrued employee benefits       1,061,984       1,229,228
Other accrued expenses          1,798,560       1,190,752
                               ----------      ----------
                               $4,146,300      $3,904,221
                               ==========      ==========

                            PVC Container Corporation

5.  LONG-TERM DEBT

Long-term debt at June 30 consists of the following:

                                                         2001               2000
                                                         ----               ----
Notes payable:
 South Carolina Economic Development Authority:
   Loan                                              $  3,700,000       $  3,700,000
 Pennsylvania Industrial Development Authority:
   Loan                                                   845,043            915,527
 GE Capital Public Finance:
   Equipment loans                                      4,260,270          2,995,508
   Building loan                                        3,916,920          4,211,717
 PNC/Fleet Bank:
   Term notes                                          10,877,676         19,424,333
   Revolving line of credit                            11,281,916          3,400,000
 Edgar County Bank Construction Loan                      401,500            434,500
 City of Paris:
   Community Development Assistance Loan                  252,901            286,205
   Revolving Loan Fund                                     76,159             86,112
 Illinois Small Business Development Loan                 197,770            220,476
 Obligations under capital leases                          31,692             52,913
                                                     ------------       ------------
                                                       35,841,847         35,727,291
 Less current portion                                  (3,524,235)        (3,771,027)
                                                     ------------       ------------
                                                     $ 32,317,612       $ 31,956,264
                                                     ============       ============

Maturities of long-term debt are as follows: 2002 - $3,524,235; 2003 - $2,903,014; 2004 - $3,130,547; 2005 - $2,817,489; 2006 - $16,097,775 and 2007 to
2016 - $7,368,787. Interest paid amounted to $3,027,737, $2,756,980 and
$2,413,246 in 2001, 2000 and 1999, respectively.

Long-term debt at June 30, 2000 includes $22.8 million of debt which was refinanced with a senior secured credit facility ("PNC Bank Agreement") entered into with PNC Bank in August 2000.

                            PVC Container Corporation

5.  LONG-TERM DEBT (CONTINUED)

PNC AGREEMENT

The Company entered into a new $43,750,000 senior secured credit facility with PNC Bank in August 2000. The credit facility is structured as a five year $25,000,000 senior revolving credit facility, a five year $12,183,000 senior term loan, a five year $4,192,000 standby letter of credit and a $2,000,000 capital expenditure line. The credit facility contains annual minimum equity and fixed charge coverage covenants which the Company was in compliance with at June 30, 2001.

The Term Notes bear interest at LIBOR plus 275 basis points and the revolving line bears interest at LIBOR plus 225 basis points. The effective interest rate of the New Agreement was 8.5% in fiscal 2001. The Company entered into interest-rate swap agreements (Note 1) to effectively convert a portion of the floating Term Note debt interest to a fixed rate.

The PNC Bank Agreement also includes a $2 million capital expenditure line of credit which bears interest at LIBOR plus 275 basis points. Borrowings against this line totaled approximately $1.2 million at June 30, 2001.

NOTE PAYABLE - SOUTH CAROLINA ECONOMIC DEVELOPMENT AUTHORITY "S.C. EDA"

This note was obtained to finance the construction of the Company's South Carolina manufacturing facility and is due April 1, 2016. Prepayments may be made without penalty. This note is subject to prior mortgages in favor of the PNC Bank. The effective interest rate on this obligation was 3.9% in 2001 and 2000.

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

5.  LONG-TERM DEBT (CONTINUED)

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

GE CAPITAL PUBLIC FINANCE BUILDING AND EQUIPMENT LOANS

During fiscal year 1998, the Hazleton Area Industrial Development Authority approved $7,250,000 tax-exempt Industrial Development Bonds. The Bonds were purchased and are held by GE Capital Public Finance, Inc., who is financing a loan to the Company in conjunction with the Company's Hazleton, Pennsylvania manufacturing facility. The loan is payable in 144 decreasing monthly installments at an interest rate of 5.15% with a final lump sum payment of $1,860,530 on June 15, 2010. The loan may be prepaid in whole or in part subject to certain requirements stated in the loan agreement. The loan is collateralized by the property. The Company has unused letters of credit amounting to approximately $230,000 in conjunction with this note.

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

                            PVC Container Corporation

5.  LONG-TERM DEBT (CONTINUED)

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

TERM NOTES

During fiscal year 1999, the Company obtained a $12.0 million loan from Fleet Bank to finance the September 3, 1998 acquisition of Marpac Industries, Inc. This loan was repaid in August 2000 with the proceeds from the PNC Bank Agreement.

During fiscal year 1998, the Company obtained a $10.0 million loan from Fleet Bank ("Fleet") to finance the March 30, 1998 acquisition of Charter Supply Co., Inc. This loan was repaid in August 2000 with proceeds from the PNC Bank Agreement.

During fiscal year 1997, the Company consolidated various equipment and term notes through a $2,530,000 term loan with Fleet Bank. This loan was repaid in August 2000 with proceeds from the PNC Bank Agreement.

During fiscal year 1997, the Company obtained a $1.2 million loan from Fleet Bank to finance the expansion of its New Jersey manufacturing facility. This loan was repaid in August 2000 with proceeds from the PNC Bank Agreement.

During fiscal year 1994, the Company purchased $1,200,000 of property and equipment which was financed through a term note with Fleet Bank. This loan was repaid in August 2000 with proceeds from the PNC Bank Agreement.

REVOLVING LINE OF CREDIT

On April 1, 1997, the Company entered into a $5,000,000 line of credit agreement with Fleet Bank. This credit agreement was repaid in full in August 2000 with the proceeds from the PNC Bank Agreement.

                            PVC Container Corporation

5.  LONG-TERM DEBT (CONTINUED)

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

                            PVC Container Corporation

6.  OPERATING LEASES

Minimum rental commitments under non-cancellable operating leases are payable as follows:

   YEAR           AMOUNT
   ----           ------
   2002         $1,123,021
   2003          1,102,663
   2004            886,617
   2005            764,377
   2006            733,656
Thereafter       3,059,356

Rental expense for operating leases amounted to $1,124,857, $1,179,929 and $1,148,549 in 2001, 2000 and 1999, respectively.

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

                                                          2001              2000
                                                          ----              ----
Change in benefit obligation:
  Benefit obligation at beginning of year             $   895,967       $ 1,005,365
  Service cost                                              8,063             6,811
  Interest cost                                            64,421            62,983
  Actuarial gain                                          (23,445)         (151,992)
  Benefits paid                                           (27,138)          (27,200)
                                                      -----------       -----------
  Benefit obligation at end of year                   $   917,868       $   895,967
                                                      ===========       ===========

Change in plan assets:
  Fair value of plan assets at beginning of year      $   870,366       $   782,144
  Actual return on plan assets                             59,877            52,752
  Employer contribution                                   100,000            83,475
  Benefits paid, including expenses                       (40,076)          (48,005)
                                                      -----------       -----------
Fair value of plan assets at end of year              $   990,167       $   870,366
                                                      ===========       ===========

                            PVC Container Corporation

7.  PENSION PLAN (CONTINUED)

                                                    2001             2000
                                                    ----             ----
Funded status                                    $  72,299        $ (25,601)
  Unrecognized net actuarial loss                  231,178          233,238
  Unrecognized prior service cost                   15,080           16,754
  Unrecognized transition obligation                18,105           21,123
  Adjustment to recognize minimum liability                        (271,115)
                                                 ---------        ---------
Pension asset (liability)                        $ 336,662        $ (25,601)
                                                 =========        =========

Weighted-average assumptions at year-end:
  Discount rate                                        7.5%             7.5%
  Expected return on plan assets                       8.5              8.5

Components of net periodic benefit cost:
  Service cost                                   $   8,063        $   6,811
  Interest cost                                     64,421           62,983
  Expected return on plan assets                   (77,078)         (68,874)
  Amortization of transition obligation              3,018            3,018
  Amortization of prior service cost                 1,675            1,675
  Recognized net actuarial loss                      8,753            7,927
                                                 ---------        ---------
Net periodic benefit cost                        $   8,852        $  13,540
                                                 =========        =========

The Company maintains a voluntary salary reduction 40l(k) plan covering all non-union employees with more than one year of service. Eligible employees may elect to contribute up to 15% of their salaries on a pre-tax basis and an additional 10% of their salaries on an after-tax basis up to ERISA's maximum annual level. The Company contributes an amount equal to 25% on the first 6% of the employee's pre-tax contribution and, at its discretion, may make additional contributions to the plan based on earnings. The Company contributed $148,255, $158,926 and $127,956 in 2001, 2000 and 1999, respectively.

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

                            PVC Container Corporation

8.  COMMON STOCK (CONTINUED)

FASB 123 requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options and warrants ("equity awards") under the fair value method of FASB 123. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001 and 2000, respectively: risk-free interest rates of approximately 5.5%; expected volatility of 0.3%; expected option life equal to the vesting period, and an expected dividend yield of 0.0%.

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

For purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options vesting period. The Company's pro forma information is as follows:

                                                      2001                2000
                                                      ----                ----
Pro forma net loss                                $(1,191,757)      $  (1,297,041)
Pro forma net loss per share of common stock      $      (.17)      $        (.18)

                            PVC Container Corporation

8.  COMMON STOCK (CONTINUED)

A summary of stock option activity follows:

                                                  WEIGHTED-
                                                  AVERAGE
                                                  EXERCISE
                                   OPTIONS         PRICE
                                   -------         -----
Outstanding at June 30, 1998       374,000       $   4.29
  Granted                          118,000           6.38
  Forfeited                        (51,000)          4.13
  Exercised                        (34,000)          4.13
                                   -------       --------
Outstanding at June 30, 1999       407,000           4.92
  Granted                               --             --
  Forfeited                        (32,250)          5.73
  Exercised                         (5,950)          4.13
                                   -------       --------
Outstanding at June 30, 2000       368,800           4.87
  Granted                           30,000           4.25
  Forfeited                        (30,000)          5.03
  Exercised                             --             --
                                   -------       --------
Outstanding at June 30, 2001       368,800       $   4.46
                                   =======       ========

Exercisable at June 30, 1999       216,250       $   4.60
                                   =======       ========

Exercisable at June 30, 2000       281,300       $   4.68
                                   =======       ========

Exercisable at June 30, 2001       325,550       $   4.74
                                   =======       ========

Exercise prices for options outstanding as of June 30, 2001 ranged from $4.13 to $6.38 per share. The weighted-average remaining contractual life of these options is 5.6 years.

                            PVC Container Corporation

9.  INCOME TAXES

The (benefit) provision for income taxes consists of:

                                   2001              2000              1999
                                   ----              ----              ----
Current:
  Federal                      $  (109,189)      $  (604,149)      $ 1,035,565
  State                             51,000            58,000           243,322
                               -----------       -----------       -----------
                                   (58,189)         (546,149)        1,278,887
Deferred:
  Federal                         (411,157)           82,423          (111,506)
  State                           (118,532)         (152,745)          (32,059)
                               -----------       -----------       -----------
                                  (529,689)          (70,322)         (143,565)
                               -----------       -----------       -----------
Total (benefit) provision      $  (587,878)      $  (616,471)      $ 1,135,322
                               ===========       ===========       ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30 are as follows:

                                         2001            2000
                                         ----            ----
Deferred tax liabilities:
   Long-lived assets and other        $2,921,570      $3,543,782
                                      ----------      ----------
Total deferred tax liabilities         2,921,570       3,543,782

Deferred tax assets:
   Bad debt reserves                     704,800         447,077
   Inventory reserves                    533,600         498,584
   Accrued liabilities and other         671,670       1,173,370
                                      ----------      ----------
Total deferred tax assets              1,910,070       2,119,031
                                      ----------      ----------
Net deferred tax liabilities          $1,011,500      $1,424,751
                                      ==========      ==========

A reconciliation of the income tax provision and the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

                                                                2001      2000      1999
                                                                ----      ----      ----
Federal tax at statutory rate                                     34%      34%       34%
Effect of:
 State income taxes, net of federal income tax benefit             2        4         4
 Goodwill amortization                                            (5)      (5)        3
 Foreign operations                                                2        2        (1)
 Other                                                             1       (1)
                                                                ----     ----      ----
Effective income tax rate                                         34%      34%       40%
                                                                ====     ====      ====

                            PVC Container Corporation

9.  INCOME TAXES (CONTINUED)

Income taxes paid amounted to $163,000, $153,000 and $322,000 in 2001, 2000 and
1999, respectively.

10.  EARNINGS PER SHARE

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the years ended June 30, 2001, 2000 and 1999. Income available to common stockholders for both basic and diluted earnings per share is the same as net income presented in the statements of income for the years ended June 30, 2001, 2000 and 1999.

                                                    2001           2000           1999
                                                    ----           ----           ----
Weighted-average shares for basic earnings
  per share                                       7,044,655      7,042,254      7,008,955
Effect of dilutive securities:
   Employee stock options                                                         149,786
                                                  ---------      ---------      ---------
Adjusted weighted-average shares for diluted
  earnings per share                              7,044,655      7,042,254      7,158,741
                                                  =========      =========      =========

11.  PROVISION FOR ASSET IMPAIRMENT

During the third quarter of 2000, the Company recorded a $400,000 pre-tax charge to operations for asset impairment related to the expected loss on the sale of its Ardmore, Oklahoma manufacturing facility.

12.  SEGMENTS

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

                            PVC Container Corporation

12.  SEGMENTS (CONTINUED)

The reportable segments are each managed separately due to the different manufacturing processes used and the different markets in which each segment operates. The Company evaluates each segment's performance based on profit or loss from operations before income taxes. The accounting policies for the reportable segments are the same as those for the Company (described in Note 1). Intersegment sales and transfers are recorded at market prices. Information on segments and a reconciliation to consolidated total are as follows:

                                                        2001               2000               1999
                                                        ----               ----               ----
Net revenues:
   Compound total                                   $ 23,002,044       $ 26,411,741       $ 25,366,232
   Intersegment revenue - Compound                    (7,051,553)        (7,492,056)        (8,157,436)
                                                    ------------       ------------       ------------
   Revenues from external customers - Compound        15,950,491         18,919,685         17,208,796
   Plastic Containers                                 72,044,942         73,700,035         67,946,251
                                                    ------------       ------------       ------------
Total consolidated net revenues                     $ 87,995,433       $ 92,619,720       $ 85,155,047
                                                    ============       ============       ============

Depreciation and amortization expense:
   Compound                                         $    365,659       $    374,963       $    376,011
   Plastic Containers                                  6,399,450          6,423,839          6,765,238
                                                    ------------       ------------       ------------
Total consolidated depreciation and
  amortization expense                              $  6,765,109       $  6,798,802       $  7,141,249
                                                    ============       ============       ============

Interest income:
   Compound                                         $     21,485       $     20,900       $         --
   Plastic Containers                                      8,495             26,195             68,590
                                                    ------------       ------------       ------------
Total consolidated interest income                  $     29,980       $     47,095       $     68,590
                                                    ============       ============       ============

Interest expense:
   Compound                                         $    145,720       $    138,417       $     98,369
   Plastic Containers                                  2,848,869          2,673,556          2,359,571
                                                    ------------       ------------       ------------
Total consolidated interest expense                 $  2,994,589       $  2,811,973       $  2,457,940
                                                    ============       ============       ============

Asset impairment charge:
   Compound                                         $         --       $         --       $         --
   Plastic Containers                                         --            400,000                 --
                                                    ------------       ------------       ------------
Total consolidated restructuring charge             $         --       $    400,000       $         --
                                                    ============       ============       ============

                            PVC Container Corporation

12.  SEGMENTS (CONTINUED)

                                                 2001               2000               1999
                                                 ----               ----               ----
Income tax expense (benefit):
   Compound                                  $    332,174       $    125,498       $  1,349,373
   Plastic Containers                            (920,052)          (741,969)          (214,051)
                                             ------------       ------------       ------------
Total consolidated income tax
  (benefit) expense                          $   (587,878)      $   (616,471)      $  1,135,322
                                             ============       ============       ============

Net income (loss):
   Compound                                  $    565,607       $    243,613       $  2,084,074
   Plastic Containers                          (1,706,781)        (1,440,291)          (381,091)
                                             ------------       ------------       ------------
Total consolidated net income                $ (1,141,174)      $ (1,196,678)      $  1,702,983
                                             ============       ============       ============

Total assets:
   Compound                                  $  8,041,676       $  8,114,167       $  8,713,933
   Plastic Containers                          60,186,752         62,741,426         74,410,635
                                             ------------       ------------       ------------
Total consolidated assets                    $ 68,228,428       $ 70,855,593       $ 83,124,568
                                             ============       ============       ============

Capital expenditures:
   Compound                                  $    483,093       $    337,954       $    278,943
   Plastic Containers                           3,768,424          2,044,723          2,742,611
                                             ------------       ------------       ------------
Total consolidated capital expenditures      $  4,251,517       $  2,382,677       $  3,021,554
                                             ============       ============       ============

                            PVC Container Corporation

                 Schedule II - Valuation and Qualifying Accounts


           COLUMN A                COLUMN B                 COLUMN C                COLUMN D       COLUMN E
           --------                --------                 --------                --------       --------
                                                           ADDITIONS
                                                           ---------                 AMOUNT
                                                                    CHARGED TO       WRITTEN
                                    BALANCE         CHARGED TO        OTHER            OFF         BALANCE
                                  BEGINNING OF      COSTS AND        ACCOUNTS        AGAINST        END OF
          DESCRIPTION                 YEAR           EXPENSES       (DESCRIBED)      RESERVE         YEAR
          -----------                 ----           --------       -----------      -------         ----
Valuation accounts
 deducted from assets to
 which they apply:

   June 30, 2001:
     Accounts receivable           $1,010,192       $1,135,000                      $  133,192     $2,012,000
     Inventory                        587,000          909,000                         786,000        710,000

   June 30, 2000:
     Accounts receivable              956,174          860,093                         806,075      1,010,192
     Inventory                        442,000          585,000                         440,000        587,000

   June 30, 1999:
     Accounts receivable              411,725          584,449                          40,000        956,174
     Inventory                        552,000           74,000                         184,000        442,000

UNAUDITED QUARTERLY FINANCIAL DATA

                                                             Quarter                             Fiscal
(in thousands except per share data)      First        Second        Third         Fourth         Year
------------------------------------      -----        ------        -----         ------         ----
FISCAL 2001
       Net Sales                         20,735        20,641        23,289        23,330        87,995
       Gross Profit                      16,998        16,061        18,060        18,063        69,182
       Net (loss) income                   (716)         (313)          101          (213)       (1,141)
                                         ------        ------        ------        ------        ------
       PER SHARE DATA:
       Net (loss) income                  (0.10)        (0.04)         0.01         (0.03)        (0.16)
                                         ------        ------        ------        ------        ------
       Weighted average number of
         common shares outstanding        7,045         7,045         7,045         7,045         7,045
                                         ------        ------        ------        ------        ------

FISCAL 2000
       Net Sales                         20,926        21,070        25,781        24,843        92,620
       Gross Profit                      16,547        17,041        20,318        20,006        73,912
       Net (loss) income                   (169)         (563)           (3)         (462)       (1,197)
                                         ------        ------        ------        ------        ------
       PER SHARE DATA:
       Net (loss) income                  (0.02)        (0.08)         0.00         (0.07)        (0.17)
                                         ------        ------        ------        ------        ------
       Weighted average number of
         common shares outstanding        7,039         7,042         7,067         7,067         7,054
                                         ------        ------        ------        ------        ------