Form 10-Q
period 2001-09-30
PVC CONTAINER CORP
filed 2001-11-14
CIK 81288

                                                                          Part I

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (X)      Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2001

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

       Class                                Outstanding at September 30, 2001
Common $.01 par value                               7,044,655 shares

                                                                          Part I

                                    CONTENTS

                                                                                                   PAGE
                                                                                                    NO.
                                                                                                    ---
PART I.      FINANCIAL INFORMATION

             Item 1.  Consolidated Financial Statements

             Consolidated Balance Sheets - September 30, 2001 (Unaudited) and
                June 30, 2001                                                                          3

             Consolidated Statements of Operations - Three Months Ended
                September 30, 2001 and 2000 (Unaudited)                                                4

             Consolidated Statements of Cash Flows - Three Months Ended
                September 30, 2001 and 2000 (Unaudited)                                                5

             Notes to Consolidated Financial Statement (Unaudited)                                   6-9

             Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                10-12


PART II.     OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K                                                13

                                                                          Part I

                            PVC Container Corporation

                           Consolidated Balance Sheets

                                                                                 SEPTEMBER               JUNE
                                                                                 30, 2001              30, 2001
                                                                               ------------          ------------
                                                                               (Unaudited)
ASSETS
Current assets:

 Cash and cash equivalents                                                     $     86,444          $    501,708
 Accounts receivable, net                                                        10,236,859            12,339,146
 Inventories                                                                     11,034,580            12,332,083
 Prepaid expenses and other current assets                                        1,942,545             1,498,995
 Deferred income taxes                                                            2,055,928             1,910,070
 Net assets held for disposition                                                    684,729               684,729
                                                                               ------------          ------------
Total current assets                                                             26,041,085            29,266,731

Other assets                                                                      1,109,800             1,231,877
Goodwill, net of accumulated amortization                                         3,516,024             3,589,266
Unexpended proceeds from construction loan                                          102,590               102,042
Properties, plant and equipment at cost, net                                     32,899,523            34,038,512
                                                                               ------------          ------------
                                                                               $ 63,669,022          $ 68,228,428
                                                                               ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                              $  6,817,519          $  7,174,657
 Accrued expenses                                                                 3,937,652             4,146,300
 Current portion of long-term debt                                                3,353,726             3,524,235
                                                                               ------------          ------------
Total current liabilities                                                        14,108,897            14,845,192

Long-term debt                                                                   28,978,131            32,317,612
Interest rate swap                                                                  488,885               290,937
Deferred income taxes                                                             2,842,391             2,921,570

Stockholders' equity:
 Preferred stock, par value $1.00, authorized 1,000,000 shares, none issued
 Common stock, par value $.01, authorized 10,000,000 shares, 7,044,655 shares issued and outstanding as
   of September 30, 2001 and June 30, 2001                                           70,446                70,446
 Capital in excess of par value                                                   3,810,981             3,810,981
 Retained earnings                                                               13,662,622            14,146,252
 Accumulated other comprehensive loss                                              (293,331)             (174,562)
                                                                               ------------          ------------
Total stockholders' equity                                                       17,250,718            17,853,117
                                                                               ------------          ------------
                                                                               $ 63,669,022          $ 68,228,428
                                                                               ============          ============



See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                         THREE MONTHS ENDED
                                                                                             SEPTEMBER 30
                                                                                    2001                    2000
                                                                                 ------------           ------------

Net sales                                                                        $ 19,410,048           $ 20,734,946
Cost and expenses:
 Cost of goods sold (exclusive of depreciation and amortization expense
   shown separately below)                                                         15,596,074             16,997,571
 Selling, general and administrative expenses                                       2,388,805              2,452,916
 Depreciation and amortization                                                      1,554,425              1,647,371
                                                                                 ------------           ------------
                                                                                   19,539,304             21,097,858
                                                                                 ------------           ------------
Loss from operations                                                                 (129,256)              (362,912)

Other income (expense):
 Interest expense                                                                    (622,059)              (750,526)
 Interest income                                                                       10,893                 21,392
 Other income                                                                           7,650                  6,700
                                                                                 ------------           ------------
                                                                                     (603,516)              (722,434)
                                                                                 ------------           ------------
Loss before benefit for income taxes                                                 (732,772)            (1,085,346)

Benefit for income taxes                                                              249,142                369,018
                                                                                 ------------           ------------
Net loss                                                                         $   (483,630)          $   (716,328)
                                                                                 ============           ============

Net loss per share (basic and diluted)                                           $       (.07)          $       (.10)
                                                                                 ============           ============
Weighted average number of shares of common stock
   used in computing basic and diluted net loss per share                           7,044,655              7,044,655
                                                                                 ============           ============



See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         THREE MONTHS ENDED
                                                                            SEPTEMBER 30
                                                                    2001                   2000
                                                                ------------           ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $   (483,630)          $   (716,328)
Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation and amortization                                 1,554,216              1,647,371
     Deferred income taxes                                          (145,858)              (203,177)
     Changes in assets and liabilities:
       Accounts receivable, net of allowances                      2,102,287              1,257,051
       Inventories                                                 1,297,503               (438,945)
       Prepaid expenses and other current assets                    (430,401)              (604,416)
       Other assets                                                  116,823                 15,000
       Accounts payable and accrued expenses                        (565,786)               (56,673)
       Income taxes payable                                                                (184,380)
                                                                ------------           ------------
Net cash provided by operating activities                          3,445,154                715,503

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                (340,134)            (1,125,483)
                                                                ------------           ------------
Net cash used in investing activities                               (340,134)            (1,125,483)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term debt                                                             22,602,442
Payments of long-term debt                                        (3,509,990)           (23,189,453)
Deferred financing costs                                             (10,294)
                                                                ------------           ------------
Net cash used in financing activities                             (3,520,284)              (587,011)
                                                                ------------           ------------

Net decrease in cash and cash equivalents                           (415,264)              (996,991)
Cash and cash equivalents at beginning of period                     501,708              1,088,540
                                                                ------------           ------------
Cash and cash equivalents at end of period                      $     86,444           $     91,549
                                                                ============           ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                                   $    535,164           $    659,276
                                                                ============           ============

Income taxes paid                                               $     48,770           $     87,693
                                                                ============           ============



See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                   Notes to Consolidated Financial Statements

Note 1     Basis of Presentation

           The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2001, and the results of operations and cash flows for the three month periods ended September 30, 2001 and 2000.

           While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2001.

           Diluted earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method.

           The accompanying consolidated financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries, Novapak Corporation, Novatec Plastics Corporation, Marpac Industries, Inc., Airopak Corporation and PVC Container International Sales Corporation, a foreign sales company incorporated in the U.S. Virgin Islands on March 1, 1993. All intercompany accounts have been eliminated.

Note 2     Impact of Recently Issued Accounting Standards

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

                                                                          Part I

                            PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)



           The Company is currently evaluating early adoption of the new statements. Application of the nonamortization provisions of the statement is expected to result in an increase in net income of approximately $151,000 ($.02 per share) per year. The Company has not yet determined what the effect of these statements will be on the earnings and financial position of the Company.

           In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. SFAS 144 establishes a single accounting model, based upon the framework established in SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, for long-lived assets to be disposed of by sale and to address significant implementation issues. The Company is in the process of assessing the impact of the adoption of this statement on its consolidated results of operations, financial position and cash flows.

Note 3     Inventories consist of:

                                      SEPTEMBER           JUNE
                                       30, 2001         30, 2001
                                     -----------      -----------
Raw materials                        $ 3,700,773      $ 4,421,108
Finished goods                         6,228,602        6,614,982
                                     -----------      -----------
Total FIFO inventories                 9,929,375       11,036,090

Molds for resale, in production          711,560          909,168
Supplies                                 393,645          386,825
                                     -----------      -----------
                                     $11,034,580      $12,332,083
                                     ===========      ===========

Note 4     PNC Bank Agreement

           The Company entered into a new $43,750,000 senior secured credit facility ("PNC Bank Agreement") with PNC Bank in August 2000. The credit facility is structured as a five year $25,000,000 senior revolving credit facility, a five year $12,183,000 senior term loan, a five year $4,192,000 standby letter of credit and a $2,000,000 capital expenditure line. The credit facility contains annual minimum equity and fixed charge coverage covenants which the Company was in compliance with at September 30, 2001.

                                                                          Part I

                            PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)



           The Term Notes bear interest at LIBOR plus 275 basis points and the revolving line bears interest at LIBOR plus 225 basis points. The Company entered into interest-rate swap agreements to effectively convert a portion of the floating Term Note debt interest to a fixed rate. The $2 million capital expenditure line of credit bears interest at LIBOR plus 275 basis points. Borrowings under the PNC Bank Agreement totaled approximately $20.2 million.

Note 5 The Company identifies its segments based upon differences in the types of products it sells. The Company currently has two reportable segments: Plastic Containers and Compound. The Plastic Containers segment manufactures custom designed PET, HDPE and PVC containers mainly for cosmetics, toiletries, foods, household chemicals, lawn and garden and industrial chemical products. The Compound segment manufactures PVC compound for use by the Company as well as external customers. The external use of the PVC compound is for extruded profiles and accessories, furniture, molding and other indoor fixtures, and molded electrical and electronic housings.

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

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30
                                                        2001               2000
                                                        ----               ----
Net revenues:
   Company total                                    $  5,395,519       $  5,733,760
   Intersegment revenue - Compound                    (1,799,086)        (1,722,819)
                                                    ------------       ------------
   Revenues from external customers - Compound
                                                       3,596,433          4,010,941
   Plastic Containers                                 15,813,615         16,724,005
                                                    ------------       ------------
Total consolidated net revenues                     $ 19,410,048       $ 20,734,946
                                                    ============       ============

                                                                          Part I

                            PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)

                                       THREE MONTHS ENDED
                                          SEPTEMBER 30
                                      2001             2000
                                      ----             ----
Net income (loss):
   Compound                      $    229,464       $     74,422
   Plastic Containers                (713,094)          (790,750)
                                 ------------       ------------
Total consolidated net loss      $   (483,630)      $   (716,328)
                                 ============       ============

Total assets:
   Compound                      $  6,789,829       $  7,786,292
   Plastic Containers              56,879,193         61,321,732
                                 ------------       ------------
Total consolidated assets        $ 63,669,022       $ 69,108,024
                                 ============       ============

                                                                          Part I

                            PVC Container Corporation

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


RESULTS OF OPERATIONS

Net sales for the three month period ended September 30, 2001 were $19,410,000 as compared to $20,735,000 for the three month period ended September 30, 2000, representing a decrease of approximately 6.4%. The decrease in revenue compared to the prior year was due to the reduced demand in both the Company's plastic container and compound segments by 5.4% and 10.4% respectively for the three months ended September 30, 2001.

Cost of goods sold for the three months ended September 30, 2001 was $15,596,000 or 80.4% of net sales as compared to $16,998,000 or 82.0% of net sales for the three months ended September 30, 2000. This decrease is mainly attributed to higher margins in both the bottle and compound segments resulting from increased emphasis on cost containment and reductions in manufacturing overhead and a decrease in raw material costs.

Selling, General and Administrative expenses ("SG&A") decreased by $64,111 in the first quarter of fiscal 2002 compared to the same period in the prior year. For the quarter ended September 30, 2001, SG&A expenses were $2,388,800 or 12.3% of net sales, as compared to $2,453,000 or 11.8% of net sales for the quarter ended September 30, 2000. The nominal reduction in SG&A expenses is attributed to various cost reduction programs. However, the percentage of SG&A expenses to net sales reflected a higher percentage as compared to the same period a year ago is the result of reduced sales. The Company continues to focus on its marketing strategy to reverse the downward trend in sales by efforts to achieve greater success in retaining existing customers and securing new business.

Depreciation and Amortization expense decreased to a level of $1,554,000 for the three months ended September 30, 2001 as compared to $1,647,000 for the three month period ended September 30, 2000. The primary cause for the reduction during the quarter ended September 30, 2001 is the effect of certain manufacturing assets becoming fully depreciated in the current fiscal year.

Net loss from Operations decreased $234,000 during the three month period ended September 30, 2001 as compared to the same period a year ago. For the three month period ended September 30, 2001, loss from Operations was ($129,000) or (.7%) of net sales as compared to ($363,000) or (1.8%) of net sales for the three month period ended September 30, 2001. The decrease in operating loss is principally the result of increased emphasis on cost containment and reduction in manufacturing overhead and a decrease in raw material costs.

Net interest expense decreased $118,000 for the quarter ended September 30, 2001 as compared to the same quarter last year. This decrease is attributable to lower interest rates and reduced borrowings for working capital needs.

Net loss for the quarter ended September 30, 2001 decreased to ($484,000) or ($.07) on a diluted earnings per share basis as compared to ($716,000) or ($.10) on a diluted earnings per share basis for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity position and working capital remain adequate for the three month period ended September 30, 2001. Working capital at September 30, 2001 decreased $2,490,000 to $11,932,000 compared to $14,422,000 as of June 30,
2001. The current ratio of assets to liabilities decreased from 2.0 to 1.9 at September 30, 2001 primarily attributed to reduced levels of accounts receivable and inventories.

For the three month period ended September 30, 2001, the Company generated net cash from operating activities of $3,445,000. These funds were primarily used to acquire capital assets of $340,000, and reduce long term debt by $3,510,000.

Cash provided from inventories during the three month period ended September 30, 2001 was $1,297,000, a significant increase from the corresponding period of the prior year. This improvement is primarily the result of manufacturing efficiencies, consolidation of warehouse logistics, improved deliveries to customers, better asset management and reduced volume during this period.

Net assets held for sale totaled approximately $685,000. Management recently received inquiries about the facility and expects to sell and receive proceeds which approximate the net book value in this current fiscal year.

SFAS No. 133

Effective July 1, 2000, the Company was required to adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". As September 30, 2001, the Company recorded an interest swap liability for $488,885 and equity was reduced by $293,331 (net of tax). This was a non-cash event and has no impact on the Company's bank covenants.

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

The Company's short term liquidity and short term capital resources are adequate for timely payment to trade and other creditors. The Company's sources of credit are sufficient to meet its working capital and capital needs in the foreseeable future. At September 30, 2001, the Company had unused sources of liquidity consisting of cash and cash equivalents of $86,000 and the availability of the unused credit under a revolving credit facility of $4,467,000.

The Company utilizes its revolving loan facilities for seasonal working capital needs and for other general corporate purposes. Amounts available under the Company's revolving loan facilities in excess of its seasonal working capital needs are available to the Company to pursue its growth strategy and for other permitted purposes.

                                                                         Part II

                            PVC Container Corporation

                                Other Information

Item 6 - Exhibits and Reports on Form 8-K:

           (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 2001.

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

Date: November 14, 2001