Form 10-Q
period 2001-12-31
PVC CONTAINER CORP
filed 2002-02-14
CIK 81288

                                                                          Part I

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2001

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

      Class                                    Outstanding at December 31, 2001
Common $.01 par value                                    7,044,655 shares

                                                                          Part I

                                    CONTENTS

                                                                                                   PAGE NO.
                                                                                                   --------
PART I.      FINANCIAL INFORMATION

             Consolidated Balance Sheets - December 31, 2001 and June 30, 2001                        3

             Consolidated Statements of Operations - Three Months Ended December
                31, 2001 and 2000 and Six Months Ended December 31, 2001 and
                2000                                                                                  4

             Consolidated Statements of Cash Flows - Six Months Ended
                December 31, 2001 and 2000                                                            5

             Notes to Consolidated Financial Statements                                              6-9

             Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                               10-12

PART II.     OTHER INFORMATION                                                                        13

                                                                          Part I

                            PVC Container Corporation

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                               DECEMBER          JUNE
                                                                               31, 2001        30, 2001
                                                                           -----------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                 $     147,661   $     501,708
 Accounts receivable, net                                                      7,656,181      12,339,146
 Inventories                                                                  10,910,207      12,332,083
 Prepaid expenses and other current assets                                     2,271,562       1,498,995
 Deferred income taxes                                                         2,055,928       1,910,070
 Net assets held for disposition                                                 684,729         684,729
                                                                           -----------------------------
Total current assets                                                          23,726,268      29,266,731

Other assets                                                                   1,018,948       1,231,877
Goodwill, net of accumulated amortization                                      3,442,782       3,589,266
Unexpended proceeds from construction loan                                       103,249         102,042
Properties, plant and equipment at cost, net                                  31,667,283      34,038,512
                                                                           -----------------------------
                                                                             $59,958,530     $68,228,428
                                                                           =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                           $  5,456,627    $  7,174,657
 Accrued expenses                                                              3,454,584       4,146,300
 Current portion of long-term debt                                             3,254,721       3,524,235
                                                                           -----------------------------
Total current liabilities                                                     12,165,932      14,845,192

Long-term debt                                                                27,463,356      32,317,612
Interest rate swap                                                               405,520         290,937
Deferred income taxes                                                          2,875,738       2,921,570

Stockholders' equity:
 Preferred stock, par value $1.00, authorized 1,000,000 shares, none issued
 Common stock, par value $.01, authorized 10,000,000 shares, 7,044,655 shares issued and outstanding as of December 31, 2001 and June 30,
   2001, respectively                                                             70,446          70,446
 Capital in excess of par value                                                3,810,981       3,810,981
 Retained earnings                                                            13,409,869      14,146,252
 Accumulated other comprehensive loss                                           (243,312)       (174,562)
                                                                           -----------------------------
Total stockholders' equity                                                    17,047,984      17,853,117
                                                                           -----------------------------
                                                                             $59,958,530     $68,228,428
                                                                           =============================


See accompanying notes.                                                        3

                                                                          Part I

                            PVC Container Corporation

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                              DECEMBER 31                           DECEMBER 31
                                                     -------------------------------------------------------------------
                                                         2001             2000                2001              2000
                                                     -------------------------------------------------------------------
Net sales                                            $17,789,833       $20,640,586        $37,199,881        $41,375,532

Cost and expenses:
   Cost of goods sold (exclusive of
     depreciation and amortization
     expense shown separately below)                  13,619,947        16,060,945         29,216,021         33,058,516
   Selling, general and administrative
     expenses                                          2,479,907         2,560,428          4,868,712          5,013,344
   Depreciation and amortization                       1,562,216         1,724,835          3,116,641          3,372,206
                                                     -------------------------------------------------------------------
                                                      17,662,070        20,346,208         37,201,374         41,444,066
                                                     -------------------------------------------------------------------
Income (loss) from operations                            127,763           294,378             (1,493)           (68,534)

Other (expense) income:
   Interest expense                                     (567,985)         (776,001)        (1,190,044)        (1,526,527)
   Other income                                           57,261             7,095             75,804             35,187
                                                     -------------------------------------------------------------------
                                                        (510,724)         (768,906)        (1,114,240)        (1,491,340)
                                                     -------------------------------------------------------------------
Loss before benefit for income taxes                    (382,961)         (474,528)        (1,115,733)        (1,559,874)

Benefit for income taxes                                 130,208           161,342            379,350            530,360
                                                     -------------------------------------------------------------------
Net loss                                             $  (252,753)      $  (313,186)       $  (736,383)       $(1,029,514)
                                                     ===================================================================

Net loss per share (basic and diluted)                     $(.04)            $(.04)             $(.10)             $(.15)
                                                     ===================================================================


See accompanying notes.                                                        4

                                                                          Part I

                            PVC Container Corporation

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 SIX MONTHS ENDED
                                                                                    DECEMBER 31
                                                                               2001              2000
                                                                         -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                 $   (736,383)      $ (1,029,514)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                          3,116,641          3,372,206
     Deferred income taxes                                                   (145,858)
     Gain on sale of building                                                 (40,952)
     Gain on sale of equipment                                                                    (2,200)
     Changes in assets and liabilities:
       Accounts receivable, net of allowances                               4,682,965          1,889,193
       Inventories                                                          1,421,876         (1,853,266)
       Prepaid expenses and other current assets                             (772,567)        (1,138,518)
       Other assets                                                           196,112
       Accounts payable and accrued expenses                               (2,409,746)        (1,282,557)
       Income taxes payable                                                                     (184,380)
                                                                         -------------------------------
Net cash provided by (used in) operating activities                         5,312,088           (229,036)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                                         (673,950)        (2,264,515)
Proceeds from sale of equipment                                                                    2,200
Proceeds from sale of building                                                112,618
                                                                         -------------------------------
Net cash used in investing activities                                        (516,332)        (2,262,315)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of long-term debt                                                 (5,569,103)       (24,008,584)
Proceeds from long-term debt                                                  445,333         25,498,491
Deferred financing costs                                                       18,967
                                                                         -------------------------------
Net cash provided by financing activities                                   5,104,803          1,489,907
                                                                         -------------------------------

Net decrease in cash and cash equivalents                                    (354,047)        (1,001,444)
Cash and cash equivalents at beginning of period                              501,708          1,088,540
                                                                         -------------------------------
Cash and cash equivalents at end of period                               $    147,661       $    (87,096)
                                                                         ===============================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                                            $  1,286,364       $  1,402,252
                                                                         ===============================

Income taxes paid                                                        $    108,970       $    105,106
                                                                         ===============================


See accompanying notes.                                                        5

                                                                          Part I

                            PVC Container Corporation

                   Notes to Consolidated Financial Statements


Note 1   Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2001, and the results of operations and cash flows for the six month periods ended December 31, 2001 and 2000.

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

                                                                          Part I

                            PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)


         Application of the nonamortization provisions of the statement is expected to result in an increase in annual net income of approximately $151,000 ($.02 per share) per year. The Company will adopt the new standard in the first quarter of fiscal 2003.

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

Note 3   Inventories consist of:

                                                        DECEMBER          JUNE
                                                        31, 2001        30, 2001
                                                     ----------------------------
Raw materials                                        $  3,893,311    $  4,421,108
Finished goods                                          5,898,235       6,614,982
                                                     ----------------------------
Total FIFO inventories                                  9,791,546      11,036,090

Molds for resale, in production                           729,739         909,168
Supplies                                                  388,922         386,825
                                                     ----------------------------
                                                      $10,910,207     $12,332,083
                                                     ============================

Note 4   PNC Bank Agreement

         The Company entered into a new $43,750,000 senior secured credit facility ("PNC Bank Agreement") with PNC Bank in August 2000. The credit facility is structured as a five year $25,000,000 senior revolving credit facility, a five year $12,183,000 senior term loan, a five year $4,192,000 standby letter of credit and a $2,000,000 capital expenditure line. The credit facility contains annual minimum equity and fixed charge coverage covenants which the Company was in compliance with at December 31, 2001.

                                                                          Part I


                            PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)

         The Term Notes, as amended, bear interest at LIBOR plus 300 basis points and the revolving line bears interest at LIBOR plus 250 basis points. The Company entered into interest-rate swap agreements to effectively convert a portion of the floating Term Note debt interest to a fixed rate. The $2 million capital expenditure line of credit bears interest at LIBOR plus 275 basis points. Borrowings under the PNC Bank Agreement totaled approximately $19.1 million at December 31, 2001.

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

                                                                          Part I

                           PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)


                                                                         SIX MONTHS ENDED
                                                                            DECEMBER 31
                                                                 ---------------------------------
                                                                        2001              2000
                                                                 ---------------------------------
Net revenues:
   Company total                                                 $     9,585,877    $   11,072,481
   Intersegment revenue - Compound                                    (2,534,545)       (3,498,281)
                                                                 ---------------------------------
   Revenues from external customers - Compound                         7,051,332         7,574,200
   Plastic Containers                                                 30,148,549        33,801,332
                                                                 ---------------------------------
Total consolidated net revenues                                  $    37,199,881    $   41,375,532
                                                                 =================================

Net income (loss):
   Compound                                                      $       539,530    $      204,632
   Plastic Containers                                                 (1,275,913)       (1,234,146)
                                                                 ---------------------------------
Total consolidated net loss                                      $      (736,383)   $   (1,029,514)
                                                                 =================================
Total assets:
   Compound                                                      $     6,615,284    $    7,497,469
   Plastic Containers                                                 53,343,246        62,351,580
                                                                 ---------------------------------
Total consolidated assets                                        $    59,958,530    $   69,849,049
                                                                 =================================

                                                                          Part I

                            PVC Container Corporation

           Management's Discussion and Analysis of Financial Condition


RESULTS OF OPERATIONS

Net sales for the three month period ended December 31, 2001 decreased by 13.8% to $17,790,000 as compared to $20,641,000 for the three month period ended December 31, 2000. For the six months ended December 31, 2001, sales decreased by 10.1% to $37,200,000 compared to $41,376,000 for the six month period ended December 31, 2000. The decrease in revenue as compared to the prior year is mainly attributed to weaker demand in the Company's specialty plastic bottle lines and reduced sales of plastic compounds marketed by the Company's Novatec Plastics segment by 10.8% and 6.9% respectively.

Cost of goods sold for the three months ended December 31, 2001 was $13,620,000 or 76.6% of net sales as compared to $16,061,000 or 77.8% of net sales for the three months ended December 31, 2000. For the six months ended December 31, 2001 cost of goods sold was $29,216,000 or 78.5% of net sales as compared to $33,059,000 or 79.9% for the six months ended December 31, 2000. The improvement during the second quarter of the fiscal year is attributed to the improved product mix, higher margins resulting from increased emphasis on cost containment, continued reductions in manufacturing overhead and decrease in raw material costs.

Selling, General and Administrative expenses ("SG&A") decreased by $80,000 for the three month period ended December 31, 2001 and by $144,000 for the six month period ended December 31, 2001 compared to the same period a year ago. For the quarter ended December 31, 2001, SG&A expenses were $2,480,000 or 13.9% of net sales, as compared to $2,560,000 or 12.4% of net sales for the quarter ended December 31, 2000. For the six months ended December 31, 2001, SG&A expenses were $4,869,000 or 13.1% of net sales as compared to $5,013,000 or 12.1% of net sales for the six month period ended December 31, 2000. This decrease is mainly attributable to reduced outside warehouse storage expense, lower marketing costs and a diligent effort to curtail travel & communications costs.

Depreciation and amortization expenses decreased to a level of $1,562,000 for the three months ended December 31, 2001 as compared to $1,725,000 for the three months ended December 31, 2000. For the six month period ended December 31, 2001, depreciation and amortization expenses were $3,117,000 as compared to $3,372,000 for the six month period ended December 31, 2000. This decrease is primarily attributed to the effect of certain manufacturing assets becoming fully depreciated in the current fiscal year and a conscientious decision by management to reduce non-essential capital expenditures.

Income from operations decreased $166,600 during the three month period ended December 31, 2001 as compared to the same period a year ago. For the three month period ended December 31, 2001, Income from Operations was $128,000 or 0.7% of net sales, as compared to $294,000 or 1.4% of net sales for the three months ended December

31, 2000. Loss from Operations for the six month period ended December 31, 2001 decreased to $(1,500) as compared to $(68,500) for the six month period ended December 31, 2000, primarily the result of increased emphasis on cost containment and reduction in operating expenses and a reduction in raw material costs.

Net interest expense decreased $208,000 for the quarter ended December 31, 2001 as compared to the same quarter last year. For the three months ended December 31, 2001, interest expense was $568,000 as compared to $776,000 for the three month period ended December 31, 2000. For the six months ended December 31, 2001, interest expense was $1,190,000 as compared to $1,527,000 for the six month period ended December 31, 2000. This decrease is attributed to lower interest rates and reduced borrowings for working capital needs.

The net loss for the quarter ended December 31, 2001 decreased to $(253,000) or $(.04) on a diluted earnings per share basis as compared to $(313,000) or $(.04) on a diluted earnings per share basis for the same period a year ago. For the six months ended December 31, 2001, the net loss decreased to $(736,000) or $(.10) on a diluted earnings per share basis as compared to $(1,030,000) or $(.15) on a diluted earnings per share basis for the six month period ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Because Management generally does not monitor liquidity and capital resources on a segment basis, this discussion is presented on a consolidated basis.

The Company's liquidity position and working capital remains adequate for the six month period ended December 31, 2001. Net working capital at December 31, 2001 decreased $2,861,000 to $11,560,000 compared to $14,421,000 as at June 30,
2001. The current ratio of assets to liabilities remained at 2.00 at both December 31, 2001 and June 30, 2001. The decline in working capital is a result of the lower sales volume.

During the six month period ended December 31, 2001, the Company generated net cash from operating activities of $5,312,000. These funds were primarily used to acquire capital assets of $674,000 and reduce long term debt by $5,569,000.

Cash provided from accounts receivable during the six months was $4,683,000, a significant increase from the corresponding period of the prior year. This improvement is primarily attributed to improved days sales outstanding by six days.

Also, cash provided from inventories during the six month period ended December 31, 2001 was $1,422,000, a significant increase from the corresponding period of the prior year. This improvement is primarily the result of manufacturing efficiencies, consolidation of warehouse logistics, improved deliveries to customers, better asset management and reduced volume during this period.

Net assets held for sale totaled approximately $685,000. Management recently received inquiries about the facility and expects to complete the sale of the facility in this current fiscal year.

SFAS No. 133

Effective July 1, 2000, the Company was required to adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". As December 31, 2001, the Company recorded an interest swap liability for $405,520 and equity was reduced by $243,312 (net of tax). This was a non-cash event and has no impact on the Company's bank covenants.

On September 1, 2000, the Company entered into a new banking relationship with PNC Business Credit. The Company now has a $43,375,000 senior secured credit facility. The credit facilities are structured as a five year $25,000,000 senior revolving credit facility, a five year $12,183,000 amortizing senior term loan, a five year $4,192,000 standby letter of credit and a $2,000,000 capital expenditure line. The capital expenditure line has been fully utilized.

The Company's short term liquidity and short term capital resources are adequate for timely payment to trade and other creditors. The Company's sources of credit are sufficient to meet its working capital needs in the foreseeable future. At December 31, 2001, the Company had unused sources of liquidity consisting of cash and cash equivalents of $148,000 and the availability of the unused credit under a revolving credit facility of $3,673,000.

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

                                                                         Part II

                            PVC Container Corporation

                                Other Information

Item 6 - Exhibits and Reports on Form 8-K:

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended December 31, 2001.

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

Date: 2/14/02