Form 10-Q
period 2002-03-31
PVC CONTAINER CORP
filed 2002-05-15
CIK 81288

                                                                          Part I

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the transition period from ______________
                                to _____________

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        Class                                    Outstanding at March 31, 2002
        -----                                    -----------------------------
Common $.01 par value                                   7,044,655 shares

                                                                          Part I


                                    CONTENTS


                                                                                PAGE
                                                                                 NO.
                                                                                 ---
PART I.   FINANCIAL INFORMATION

          Consolidated Balance Sheets - March 31, 2002 and June 30, 2001            3

          Consolidated Statements of Operations - Three Months Ended
             March 31, 2002 and 2001 and Nine Months Ended March 31,
             2002 and 2001                                                          4

          Consolidated Statements of Cash Flows - Nine Months Ended
             March 31, 2002 and 2001                                                5

          Notes to Consolidated Financial Statements                              6-9

          Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                          10-11


PART II.  OTHER INFORMATION                                                        12

                                                                          Part I

                            PVC Container Corporation

                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                    MARCH              JUNE
                                                                   31, 2002          30, 2001
                                                                 ------------      ------------
ASSETS
Current assets:
 Cash and cash equivalents                                       $     72,992      $    501,708
 Accounts receivable, net                                          10,797,958        12,339,146
 Inventories                                                       10,729,181        12,332,083
 Prepaid expenses and other current assets                          2,161,493         1,498,995
 Deferred income taxes                                              2,055,928         1,910,070
 Net assets held for disposition                                      684,729           684,729
                                                                 ------------      ------------
Total current assets                                               26,502,281        29,266,731

Other assets                                                        1,011,710         1,231,877
Goodwill, net of accumulated amortization                           3,369,540         3,589,266
Unexpended proceeds from construction loan                            103,367           102,042
Properties, plant and equipment at cost, net                       30,822,779        34,038,512
                                                                 ------------      ------------
                                                                 $ 61,809,677      $ 68,228,428
                                                                 ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                $  6,380,356      $  7,174,657
 Accrued expenses                                                   3,761,044         4,146,300
 Current portion of long-term debt                                  3,096,099         3,524,235
                                                                 ------------      ------------
Total current liabilities                                          13,237,499        14,845,192

Long-term debt                                                     27,654,676        32,317,612
Interest rate swap                                                    302,392           290,937
Deferred income taxes                                               2,916,988         2,921,570

Stockholders' equity:
 Preferred stock, par value $1.00, authorized 1,000,000
   shares, none issued
 Common stock, par value $.01, authorized 10,000,000 shares,
   7,044,655 shares issued and outstanding as of March 31,
   2002 and June 30, 2001, respectively                                70,446            70,446
 Capital in excess of par value                                     3,810,981         3,810,981
 Retained earnings                                                 13,998,130        14,146,252
 Accumulated other comprehensive loss                                (181,435)         (174,562)
                                                                 ------------      ------------
Total stockholders' equity                                         17,698,122        17,853,117
                                                                 ------------      ------------
                                                                 $ 61,809,677      $ 68,228,428
                                                                 ============      ============

See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                               MARCH 31                            MARCH 31
                                                    ------------------------------      ------------------------------
                                                        2002              2001              2002              2001
                                                    ------------      ------------      ------------      ------------
Net sales                                           $ 21,692,023      $ 23,289,062      $ 58,891,904      $ 64,664,594

Cost and expenses:
   Cost of goods sold (exclusive of
     depreciation and amortization expense
     shown separately below)                          15,982,788        18,060,400        45,198,809        51,118,916
   Selling, general and administrative expenses        2,739,888         2,678,604         7,608,600         7,691,948
Depreciation and amortization                          1,579,280         1,648,396         4,695,921         5,020,602
                                                    ------------      ------------      ------------      ------------
                                                      20,301,956        22,387,400        57,503,330        63,831,466
                                                    ------------      ------------      ------------      ------------
Income from operations                                 1,390,067           901,662         1,388,574           833,128

Other income (expense):
   Interest expense                                     (511,952)         (770,895)       (1,701,996)       (2,296,207)
   Interest income                                         5,541                              25,093            17,722
   Other income                                            7,650            22,432            63,902            38,682
                                                    ------------      ------------      ------------      ------------
                                                        (498,761)         (748,463)       (1,613,001)       (2,239,803)
                                                    ------------      ------------      ------------      ------------
Income (loss) before (provision)
   benefit for income taxes                              891,306           153,199          (224,427)       (1,406,675)

(Provision) benefit for income taxes                    (303,045)          (52,090)           76,305           478,270
                                                    ------------      ------------      ------------      ------------
Net income (loss)                                   $    588,261      $    101,109      $   (148,122)     $   (928,405)
                                                    ============      ============      ============      ============

Earnings (loss) per share (basic & diluted)         $        .08      $        .01      $       (.02)     $       (.13)
                                                    ============      ============      ============      ============


See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  NINE MONTHS ENDED
                                                                      MARCH 31
                                                           ------------------------------
                                                               2002              2001
                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $   (148,122)     $   (928,405)
Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation and amortization                            4,695,921         5,020,602
     Deferred income taxes                                     (145,858)               --
     Gain on sale of equipment                                       --            (2,200)
     Gain on sale of building                                   (40,952)               --
     Changes in assets and liabilities:
       Accounts receivable - net of allowances                1,541,188          (122,670)
       Inventories                                            1,602,902        (1,649,694)
       Prepaid expenses and other current assets               (662,498)         (649,643)
       Other assets                                             177,311          (329,859)
       Accounts payable and accrued expenses                 (1,179,557)         (158,405)
       Income taxes payable                                          --          (184,380)
                                                           ------------      ------------
Net cash provided by operating activities                     5,840,335           995,346

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                         (1,348,273)       (3,284,094)
Proceeds from sale of equipment                                      --             2,200
Proceeds from sale of building                                  112,618                --
                                                           ------------      ------------
Net cash (used in) provided by investing activities          (1,235,655)       (3,281,894)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock
Payments of long-term debt                                   (5,669,539)      (24,850,411)
Proceeds from long-term debt                                    578,467        26,680,566
Deferred financing costs                                         57,676          (558,626)
                                                           ------------      ------------
Net cash provided by (used in) financing activities          (5,033,396)        1,271,529
                                                           ------------      ------------
Net decrease in cash and cash equivalents                      (428,716)       (1,015,019)
Cash and cash equivalents at beginning of period                501,708         1,088,540
                                                           ------------      ------------
Cash and cash equivalents at end of period                 $     72,992      $     73,521
                                                           ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                              $  1,791,423      $  2,206,300
                                                           ============      ============
Income taxes paid                                          $    204,027      $    112,800
                                                           ============      ============


See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                   Notes to Consolidated Financial Statements


Note 1    Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2002, and the results of operations and cash flows for the nine month periods ended March 31, 2002 and 2001.

          While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2001.

          Diluted earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method.

          The accompanying consolidated financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries, Novatec Plastics Corporation, Novapak Corporation, Marpac Industries, Inc., Airopak Corporation and PVC Container International Sales Corporation, a foreign sales company incorporated in the U.S. Virgin Islands on March 1, 1993. All intercompany accounts have been eliminated.

Note 2    Impact of Recently Issued Accounting Standards

          In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill, and intangible assets deemed to have indefinite lives, will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

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

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. SFAS 144 establishes a single accounting model, based upon the framework established in SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, for long-lived assets to be disposed of by sale and to address significant implementation issues. The Company is in the process of assessing the impact of the adoption of this statement on its consolidated results of operations, financial position and cash flows.

Note 3    Inventories consist of:

                                                      MARCH             JUNE
                                                     31, 2002         30, 2001
                                                   ------------     ------------
Raw materials                                      $  4,191,459     $  4,421,108
Finished goods                                        5,273,493        6,614,982
                                                   ------------     ------------
Total FIFO inventories                                9,464,952       11,036,090

Molds for resale, in production                         818,876          909,168
Supplies                                                445,353          386,825
                                                   ------------     ------------
                                                   $ 10,729,181     $ 12,332,083
                                                   ============     ============

Note 4    PNC Bank Agreement

          The Company entered into a $43,750,000 senior secured credit facility ("PNC Bank Agreement") with PNC Bank in August 2000. The credit facility is structured as a five year $25,000,000 senior revolving credit facility, a five year $12,183,000 senior term loan, a five year $4,192,000 standby letter of credit and a $2,000,000 capital expenditure line. The credit facility contains annual minimum equity and fixed charge coverage covenants which the Company was in compliance with at March 31, 2002.

                                                                          Part I

                            PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)



          The Term Notes (as amended) bear interest at LIBOR plus 300 basis points and the revolving line bears interest at LIBOR plus 250 basis points. The Company entered into interest-rate swap agreements to effectively convert a portion of the floating Term Note debt interest to a fixed rate. The $2 million capital expenditure line of credit bears interest at LIBOR plus 275 basis points. Borrowings under the PNC Bank Agreement totaled approximately $19.4 million at March 31, 2002.

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

                                                                          Part I

                            PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)


                                                     NINE MONTHS ENDED MARCH 31
                                                   ------------------------------
                                                       2002              2001
                                                   ------------      ------------
Net revenues:
   Compound total                                  $ 14,785,842      $ 16,626,761
   Intersegment revenue - Compound                   (4,069,842)       (5,368,164)
                                                   ------------      ------------
   Revenues from external customers - Compound       10,716,000        11,258,597
   Plastic containers                                48,175,904        53,405,997
                                                   ------------      ------------
Total consolidated net revenues                    $ 58,891,904      $ 64,664,594
                                                   ============      ============

Net income (loss):
   Compound                                        $    795,359      $    376,470
   Plastic containers                                  (943,481)       (1,304,875)
                                                   ------------      ------------
Total consolidated net loss                        $   (148,122)     $   (928,405)
                                                   ============      ============

Total assets:
   Compound                                        $  6,771,125      $  7,906,924
   Plastic containers                                55,038,552        63,507,634
                                                   ------------      ------------
Total consolidated assets                          $ 61,809,677      $ 71,414,558
                                                   ============      ============

                            PVC CONTAINER CORPORATION

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


RESULTS OF OPERATIONS

Net sales for the three-month period ended March 31, 2002 decreased by 6.9% to $21,692,000 as compared to $23,289,000 for the three-month period ended March 31, 2001. For the nine months ended March 31, 2002 sales decreased by 8.9% to $58,892,000 compared to $64,665,000 for the nine months ended March 31, 2001. The decrease in revenue for the nine months as compared to the prior year is mainly attributed to weaker demand in both of the Company's plastic container and compound segments by 9.8% and 4.8% respectively.

Cost of goods sold for the three months ended March 31, 2002 was $15,983,000 or 73.7% of net sales compared to $18,060,000 or 77.5% of net sales for the three months ended March 31, 2001. For the nine months ended March 31, 2002, cost of goods sold was $45,199,000 or 76.7% of net sales as compared to $51,119,000 or 79.1% for the nine months ended March 31, 2001. This improvement during the third quarter of our fiscal year is mainly attributed to improved product mix, higher margins resulting from increased emphasis on cost containment, continued reductions in manufacturing overhead and decreased raw material costs.

Selling, general and administrative expenses ("SG&A") increased by $61,000 for the three month period ended March 31, 2002 and decreased by $83,000 for the nine month period ended March 31, 2002, as compared to the same period a year ago. For the quarter ended March 31, 2002, SG&A expenses were $2,740,000 or 12.6% of net sales, as compared to $2,679,000 or 11.5% of net sales for the quarter ended March 31, 2001. For the nine months ended March 31, 2002, SG&A expenses were $7,609,000 or 12.9% of net sales compared to $7,692,000 or 11.9% of net sales for the nine month period ended March 31,2001. This increase is mainly attributable to additional provision for bad debts for the quarter ended March 31, 2002. However, for the nine months ended March 31, 2002, the reduction is mainly attributed to reduced outside storage expense, lower marketing costs and a diligent effort to curtail travel and communication costs.

Depreciation and amortization expense decreased to a level of $1,579,000 for the three months ended March 31, 2002 as compared to $1,648,000 for the three months ended March 31, 2001. For the nine month period ended March 31, 2002, depreciation and amortization expense were $4,696,000 as compared to $5,021,000 for the nine month period ended March 31, 2001. The primary cause for the reduction during the quarter and nine month period ended March 31, 2001 is the effect of certain manufacturing assets becoming fully depreciated in the current fiscal year and a conscientious decision by management to reduce non-essential capital expenditures.

Income from operations increased $488,000 during the three-month period ended March 31, 2002 as compared to the same period a year ago. For the three-month period ended March 31, 2002, income from operations was $1,390,000 or 6.4% of net sales, as compared to $902,000 or 3.9 % of net sales for the three months ended March 31, 2001. Income from operations for the nine-month period ended March 31, 2002 increased to $1,389,000 or 2.4% of net sales as compared to $833,000 or 1.3% of net sales for the nine month period ended March 31, 2001. The increase in operating income is primarily the result of higher plant utilization, lower raw material costs and continued cost containment and reduction.

Net interest expense decreased $265,000 for the quarter ended March 31, 2002 as compared to the same quarter last year. For the three months ended March 31, 2002, net interest expense was $506,000 as compared to $771,000 for the three months ended March 31, 2001. For the nine months ended March 31, 2002, net interest expense was $1,677,000 as compared to $2,278,000 for the nine month period ended March 31, 2001. This decrease is attributed to lower interest rates and reduced borrowings for working capital needs.

Net income for the quarter ended March 31, 2002 increased to $588,000 or $.08 on a diluted earnings per share basis as compared to $101,000 or $.01 for the same period a year ago. For the nine months ended March 31, 2001 net (loss) decreased to $(148,000) or $(.02) on a diluted earnings per share basis as compared to $(928,000) or $(.13) on a diluted earnings per share basis for the nine month period ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Because Management generally does not monitor liquidity and capital resources on a segment basis, this discussion is presented on a consolidated basis.

The Company's liquidity position and working capital remained adequate for the nine-month period ended March 31, 2002. Net working capital as at March 31, 2002 decreased $1,157,000 to $13,265,000 compared to $14,422,000 as at June 30, 2001.
The current ratio of assets to liabilities is 2.0 at both March 31, 2002 and June 30, 2001. The decline in working capital is a result of lower sales volume.

During the nine month period ended March 31, 2002, the Company generated net cash from operating activities of $5,840,000. These funds were primarily used to acquire capital assets of $1,348,000 and reduce long term debt by $5,091,000.

Cash provided from accounts receivable during the nine months was $1,541,000, a significant increase from the corresponding period of the prior year. This improvement is primarily attributed to improved days sales outstanding by seven days.

Also, cash provided from inventories during the nine month period ended March 31, 2002 was $1,603,000, a significant increase from the corresponding period of the prior year. This improvement is primarily the result of consolidation of warehouse logistics and improved deliveries to customers.

Net assets held for sale totaled approximately $685,000. Management recently received inquiries about the facility and expects to complete the sale of the facility in this current fiscal year.

On September 1, 2000, the Company entered into a $43,375,000 senior secured credit facility with PNC Business Credit. The credit facilities are structured as a five year $25,000,000 senior revolving credit facility, a five year $12,183,000 senior term loan, a five year $4,192,000 standby letter of credit and a $2,000,000 capital expenditure line which has been fully utilized.

The Company's short term liquidity and short term capital resources are adequate for timely payment to trade and other creditors. The Company's sources of credit are sufficient to meet working capital and capital needs in the foreseeable future. At March 31, 2002, the Company had unused sources of liquidity consisting of cash and cash equivalents of $73,000 and the availability of unused credit under a revolving credit facility of $5,553,000.

The Company utilizes its revolving loan facilities for seasonal working capital needs and for other general corporate purposes. Amounts available under the Company's revolving loan facilities in excess of its seasonal working capital needs are available to the Company to pursue its growth strategy and for other permitted purposes.


SFAS No. 133

Effective July 1, 2000, the Company was required to adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." At March 31, 2002, the Company recorded an interest swap liability for $302,392 and equity was reduced by $181,435 (net of tax). This was a non-cash event and has no impact on the Company's bank covenants.

                                                                         Part II

                            PVC Container Corporation

                                Other Information


Item 6 - Exhibits and Reports on Form 8-K:

      (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 2002.

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

Date: 5/14/02