Form 10-K
period 2002-06-30
PVC CONTAINER CORP
filed 2002-10-10
CIK 81288

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
                       TO THE SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________.

                         COMMISSION FILE NUMBER 0-30067

                            PVC CONTAINER CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                  13-2616435
(STATE OF OTHER JURISDICTION OF                 IRS IDENTIFICATION
INCORPORATION OR ORGANIZATION)                        NUMBER

2 Industrial Way West, Eatontown, New Jersey 07724-2202        0-08791
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


The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last trade on September 6, 2002, was approximately $2,079,765.

The number of shares outstanding of the registrant's only class of common stock, as of the latest practicable date, is as follows:

          Class                             Outstanding as of September 6, 2002
          -----                             -----------------------------------
 Common Stock, $.01 par value                              7,042,393

                      EXHIBIT INDEX is located at Page 23

                                     PART I

Item 1.  Description of Business.

            General. PVC Container Corporation (the "Company") was incorporated in Delaware on June 14, 1968. The Company's major business activity consists of the manufacture and sale of a line of plastic bottles made from polyvinyl chloride ("PVC") compounds, high-density polyethylene ("HDPE") polyethylene terephthalate ("PET") resins. The Company sells these bottles through Novapak Corporation ("Novapak")which is a wholly owned subsidiary of the Company. Some of the HDPE bottles are fluorinated to improve the chemical resistance and barrier properties of the containers manufactured by the Company's wholly owned subsidiary known as Airopak Corporation ("Airopak"). All of these bottles ("plastic bottles") are used primarily for the packaging of cosmetics, toiletries, foods, household chemicals, lawn and garden and industrial chemical products.

            PVC compounds are used by the Company or sold to other plastic bottle manufacturers for the production of plastic bottles, which compete with those, produced by the Company. These PVC compounds are produced and sold through the Company's wholly owned subsidiary, Novatec Plastics Corporation, Inc. ("Novatec"). During the last several years, the Company has made some progress in its efforts to diversify its PVC compound business. For example, the Company has developed and begun to sell several categories of specialty PVC compounds for non-bottle applications ("specialty compounds") including extruded profiles and accessories, furniture, molding and other indoor fixtures, and a variety of injection molded electrical and electronic housings (the "Company's targeted markets").

            On March 30, 1998, the Company acquired the plastic bottle blow molding business of McKechnie Investments, Inc., which operates out of a 100,000 square foot facility located in Philmont, New York and is operated by Novapak. The annual revenues of this business are approximately $14,650,000. The business serves primarily the toiletries and cosmetics, specialty and household chemical markets.

            On September 3, 1998 the Company acquired all of the issued and outstanding stock of Marpac Industries,Inc. which was founded in 1967 and has annual sales of approximately $7,782,000. Marpac Industries, Inc. produces custom blow molded products including plastic bottles, containers, cartridges, double-wall cases, flexible spouts and various dispensers. Marpac Industries, Inc. is known in the market for its technical capabilities, which allow it to manufacture uniquely configured products within specific tolerances. Its business is presently operated out of a facility located in Kingston, New York.

            Sales. The Company's plastic bottles are sold primarily to manufacturers of toiletries and cosmetics, food, household chemicals, lawn and garden and industrial chemical products, private label manufacturers of similar products, and bottle distributors who sell to such manufacturers. PVC compounds are sold to the Company and to other manufacturers of plastic bottles, and a small but increasing amount of specialty compounds are sold to a diverse range of manufacturers of other products. A limited amount of the Company's total sales is made through commissioned sales representatives. During the fiscal year ended June 30, 2002, no one customer accounted for 10% or more of the Company's net sales.

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

            The sale of plastic bottles is generally a "regional" business. The majority of the Company's customers are within a 300-mile radius of the Company's manufacturing plants. Freight costs prohibit shipping plastic bottles long distances due to their bulky nature, except for specialty bottles of a unique design or fluorinated containers that are not available from local manufacturers. In contrast, the Company's PVC compounds which are sold in the form of plastic pellets and are denser than plastic bottles can be shipped throughout the continental United States and Canada, and tend to be less regional and more of a "national" business.

            The Company's business is usually characterized by low customer demand during the months of July and August and the last half of December due to shutdowns of buyers' plants during those periods. Some of the markets the Company sells to are seasonal, such as lawn, garden and agricultural chemicals, which Airopak is dependent upon. These markets are characterized by high demand in the periods of December through June and low demand from July through November of each year.

            Manufacturing Operations. The Company uses extrusion blow molding equipment to manufacture its PVC plastic bottles. The same equipment is also used to manufacture fluorinated and non-fluorinated plastic bottles from HDPE and can also be used with some modifications, to process bottles from other blow molding polymers, including polypropylene, glycol-modified polyethylene terephthalate ("PETG") and some new extrusion grade polyethylene terephthalate resins ("EPET") which are presently semi-commercial. The Company also manufactures and sells plastic bottles made from injection stretch blow molding grades of PET as well as PET preforms which can be converted into various sizes of plastic bottles and which can be economically shipped in their preform state prior to such conversion.

            The Company operates plastic bottle manufacturing and warehousing facilities in Hazleton, Pennsylvania; Paris, Illinois; Manchester, Pennsylvania; Walterboro, South Carolina; Philmont, New York; Kingston, New York for the manufacturing of plastic bottles. During September, 1998 the Company relocated its existing plastic bottle business from a facility in Eatontown, New Jersey owned by the Company to a newly constructed facility in Hazleton, Pennsylvania. This new facility provides the Company with additional space needed to support manufacturing on a more economical and efficient basis. The Eatontown facility was sold during December 1999. In April 1993, the Company commenced operations in a new facility, located in Paris, Illinois, which was added to support growth of the Company's mid-west bottle business. On August 4, 1994, the Company acquired from Air Products and Chemicals, Inc., through its wholly owned subsidiary known as Airopak Corporation, the assets of a specialty container business. The business is conducted from leased facilities located in Manchester, Pennsylvania, and relates to the manufacture and sale of AIROPAK(R) fluorinated HDPE containers. The assets of the business consist of equipment, machinery and inventory used in connection with the manufacturing of such containers. A description of the Company's plastic bottle facilities is set forth below in item 2 entitled "Properties".

            The Company manufactures plastic compounds utilizing a two- stage process consisting of mixing a powder blend of various resins and other ingredients in an intensive mixer, and subsequently melting the powder in a compounding extrusion system for pelletizing the final plastic compound products. Three compounding lines are located in a separate facility in Eatontown, New Jersey, which began operations during October 1982. The Company will continue to purchase small amounts of PVC bottle compounds produced by others for use in the manufacturing of plastic bottles where customers specify a competing material. The capacity of the Company's PVC compounding facility is more than adequate to supply the Company's current requirements for PVC compound. The Company uses its excess PVC compounding capacity to produce PVC bottle compounds and specialty compounds for sale to other plastic processors of PVC bottles and other Company targeted markets. A description of the Company's compound facility is set forth below in Item 2 entitled "Properties".

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

            A shortage of petroleum, should it develop, would have a negative effect on the availability and the cost of the raw materials used by the Company in connection with its business. The availability and price of resins has a direct effect on the business of the Company. Although sufficient PVC resin, HDPE and PET resins are currently available for the Company's operations, no assurance can be given that adequate supply of plastic resins will be available to the Company in the future. However, the cost of resin can vary and may have a material impact on the business of the Company. The Company has in the past been able to recover the cost of the resin price increase by increasing the sales price of its plastic bottles and any inability to do so in the future could have an adverse impact on the Company's financial results. Prices for PVC resins as well as HDPE and PET resins are mostly dependent upon the supply/demand of specific plastic resins as well as their monomer and their feedstocks. See "Competition & Marketing" below.

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

            Competition and Marketing. The Company believes it is one of approximately thirty manufacturers of plastic bottles in the United States, one of at least five manufacturers of PVC bottle compounds and one of at least five manufacturers of specialty compounds for use in the Company's targeted markets. The dominant manufacturers of plastic bottles are Owens-Brockway, Inc. and Silgan Corp. The dominant manufacturers of PVC bottle compounds and PVC specialty compounds are Poly-one Corporation, and Georgia Gulf Corporation. The Company's sales volume, production capacity, and consumption of PVC resin are small compared to its competitors. The Company's major PVC compound competitors are large, integrated petrochemical companies with greater financial resources than the Company, and many of which also manufacture PVC resin.

            The Company principally competes in the plastic bottle market on the basis of quality, customer service and product design. The Company believes it produces a relatively high quality product in a timely manner in accordance with customer specifications and requirements, with a high level of customer service, and believes that these constitute the primary areas in which the Company can compete with others in the same industry.

            The Company sometimes purchases its supply of PVC resin from its PVC compound competitors. This has, at times, caused the Company to have difficulty obtaining adequate supplies of PVC resin and has permitted its competitors to increase PVC resin costs charged to the Company, which has resulted in reduced profit margins on PVC bottle compound. However, profit margins on PVC specialty compounds remain stronger because the Company faces less price competition.

            The market for PVC bottles and PVC bottle compounds has declined somewhat during the past several years due to industry concern over the ability to cope with solid waste issues. See item entitled "Environmental Issues." Industry demand for PVC bottles and compounds are, however, currently stables. The demand for PVC specialty compounds for use in the Company's targeted markets is experiencing modest growth which is higher than that of PVC bottle compounds. Competition in the area of PVC bottle compounds will remain intense during the foreseeable future because of excess PVC bottle compound manufacturing capacity and because PVC bottle compound buyers are increasingly concerned about price and less concerned about quality and service. In this respect, PVC bottle compound resembles a commodity business. This trend may inhibit the Company from further expanding its share of the PVC bottle compound market.

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

            The Company believes its technical, marketing and manufacturing capability in the plastic bottle market is equal to that of its major competitors in small to midsize volume applications in its region, particularly in the toiletry, cosmetic and household chemical product segments. The Company further believes its technical and marketing ability is equal to that of its major competitors in the PVC compound markets in its region. It's manufacturing capability for the PVC compound markets are limited by its lack of a facility to produce PVC resin.

            A shortage of labor and higher cost of living in New Jersey and the resulting increased employee turnover and difficulty in retaining labor on swing shifts, weekends and holidays influenced the Company's decision as described above to relocate its New Jersey manufacturing facility from Eatontown, New Jersey to Hazleton, Pennsylvania which has a large labor pool. However, during the last twelve months, the Company has had difficulty in retaining skilled and unskilled labor at all its locations due to low unemployment.

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

            PVC competes with PET and PETG as a material for use in the manufacture of transparent plastic bottles. Manufacturers of bottles made of PET have captured a portion of the edible oil, household chemical and medicinal segments of the plastic bottle market from PVC bottle manufacturers. Because the price of PET bottles becomes competitive on high volume orders of custom bottles (i.e., orders of approximately 5 million to 10 millions units), there is a substantial risk that customers who have large custom bottle requirements may increasingly consider using PET bottles instead of PVC bottles. Because most of the Company's custom bottle business consists of low or mid-range volume orders, the Company's custom bottle business has been less vulnerable to PET. However, recently several stock PET containers of similar shape and size to some of the Company's PVC stock bottles are becoming more prevalent in the Company's markets. Although injection PET tooling is considerably more expensive than PVC extrusion tooling, some components of PET molds and tooling can be shared over several custom or stock designs thereby reducing the higher tooling/mold intensity associated with the injection based PET stock and custom bottle business. The Company has the ability to manufacture PETG bottles by modifying its equipment, and the Company now manufactures and sells PETG bottles. The Company manufactures PET plastic bottles and preforms at its facility in Paris, Illinois and Hazleton, Pennsylvania as a defensive marketing strategy. This new capacity allows the Company to compete for PET bottle applications in the plastic bottle market. See "Environmental Regulation" below.

            Research and Development. The Company spent approximately $263,000, $272,000 and $238,000 for the fiscal years ended June 30, 2002, 2001 and 2000 respectively on research activities relating to the development of new designs of containers and the production of compounds. The major thrust of the Company's research and development efforts is currently in the area of new PVC compound development.

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

            Solid waste disposal and mandatory recycling have become a major environmental issue with respect to plastic packaging in general. Concerns over the incineration of PVC compounds, which allegedly result in hydrochloric acid and dioxin emissions, have also been voiced. Further, the state and national concern over disposal of solid waste has resulted in several states proposing bans of certain plastics including PVC packaging materials. Thus far, however, no bans have been implemented that would affect PVC as a packaging material. The SPI and VI have effectively lobbied state legislatures, which have enacted legislation supporting the recycling of plastics. The Company is currently implementing a program that is mandatory in certain states of placing a recycling code on the bottom of most bottles 8 ounces in capacity or larger. The Company believes, however, that the threat of further regulatory actions inhibiting the future growth of PVC as a viable packaging material will be minimal, although no assurances can be given that further regulatory actions, or the threat of further regulatory action would not have a negative impact on the Company's business.

            Employees. As of June 30, 2002, the Company employed 36 people at its executive office located at 2 Industrial Way West, Eatontown, New Jersey. The Company occupies approximately 9,300 square feet of executive offices under a lease for a term of ten years commencing on January 1, 1999 at a monthly rental of $15,500 until December 31, 2004 when the monthly rental increases to $16,275 until December 31, 2006 and thereafter at a monthly rental, of $17,050 until the end of the term. As indicated above under "Manufacturing Operations", the Company relocated its 401 Industrial Way West, Eatontown, New Jersey manufacturing facility to a new facility located in Hazleton, Pennsylvania and its executive offices to the new location described above. On December 22, 1999, the Company sold its facilities located at 401 Industrial Way West. As of June 30, 2002, the Company employed a total of 55 people at the Novatec facility in Eatontown, New Jersey; 84 people in the manufacturing facility in Hazleton, Pennsylvania; 114 people at its Paris, Illinois facility; 2 people at its Walterboro, S.C. facility; 88 people at Airopak Corporation in its Manchester, Pennsylvania facility; 146 people at its Philmont, New York facility and a total of 70 people at Kingston, New York facility. The Company renewed the collective bargaining agreement with Local 108 of the Retail, Wholesale and Department Store Union, AFL-CIO, effective September 1, 2000 until August 31, 2003 relating only to employees of Novatec. The Company considers its relations with its work force and the union to be good.

Financial Information about Foreign and
Domestic Operations and Export Sales

            The Company had export sales of $6,014,000 during the fiscal year ended June 30, 2002. Net sales to the northeast of the United States amounted to $32,683,000 during such fiscal year; net sales to the mid-west amounted to $28,464,000; net sales to the southeast amounted to $12,102,000; and net sales to other domestic regions amounted to $3,349,000 during such fiscal year.

Item 2.  Properties.

            The Company's activities with respect to its continuing businesses are conducted at the nine facilities described in the following table:

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

            4. The Company commenced operations during April, 1993 in a new 62,500 square foot concrete plastic bottle manufacturing facility located in Paris, Illinois. The Company owns this facility and twenty acres of land on which it is located. Financing for this facility was obtained from the Edgar County Bank, the City of Paris, Illinois and the Illinois Small Business Development Agency. In July 1997, the Company completed the construction of an additional 62,500 square feet of warehouse and manufacturing space. The Company through the issuance of Industrial Development Revenue Bonds financed this expansion by the City of Paris, Illinois, in the amount of $3,700,000.

            5. In October 1996, the Company completed construction and began operations in a new plastic bottle manufacturing plant located in Walterboro, South Carolina. This facility consists of 61,430 square feet of warehouse and manufacturing space, located on 8.83 acres of real property, which is owned by the Company. Financing for this facility was obtained through the South Carolina Economic Development Authority in the amount of $5,500,000.

            6. As indicated above under "Manufacturing Operations" the Company acquired on March 30, 1998 the plastic bottle manufacturing facilities of McKechnie Investments, Inc. The facility consists of 100,000 square feet of warehouse and manufacturing space located on 37 acres of real property owned by the Company.

            7. and 8. As indicated above under "Manufacturing Operations" the Company acquired on September 3, 1998 the plastic bottle manufacturing business of Marpac Industries located in Kingston, New York and Ardmore, Oklahoma. The Kingston facility consists of 34,000 square feet of manufacturing, warehouse and office space. The Kingston facility is located on approximately 6 acres of real property with 2.4 adjacent acres for expansion and all of which are owned by the Company. The Company discontinued during the fiscal year ended June 30, 2000 its operations at the Ardmore, Oklahoma facility, which consists of 10,000 square feet of manufacturing, warehouse and office space. The facility is currently being offered for sale or lease.

Item 3.  Legal Proceedings.

            There are no actions or claims pending against the Company, which, in the opinion of management, would adversely affect the business or financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Securityholders.

            None

                                    PART II

Item 5.  Market for Registrant's Common Stock
         and Related Securityholder Matters.

         The Company's common stock trades on the over the counter market as reported on the Nasdaq Bulletin Board under the symbol OTC:PVCC. The last trade of the common stock on September 6, 2002 was at a price of $ 1.75 per share. The following is a summary of the high and low trade information during the fiscal years of the Company ended June 30, 2002 and June 30, 2001:


Year Ended June 30, 2002
                                                 Low                High
1st Quarter                                     $2.15               $3.20
2nd Quarter                                      1.61                2.80
3rd Quarter                                      1.1                 2.45
4th Quarter                                      1.45                2.90


Year Ended June 30, 2001
                                                 Low                High
1st Quarter                                     $3.88               $4.94
2nd Quarter                                      3.56                5.00
3rd Quarter                                      2.66                4.00
4th Quarter                                      2.00                3.80

         As at September 6, 2002, the number of holders of record of the issued and outstanding common stock of the Company was approximately 555.

         Item 6. Selected Financial 2002 Data.

         The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements, related notes and other financial information included herein. The selected consolidated financial data set forth below as of June 30, 2002, 2001 and 2000 and for the years ended June 30, 2002, 2001 and 2000 have been derived from our audited financial statements included herein. The selected consolidated financial data set forth below as of June 30, 2000, 1999 and 1998 and for the years ended June 30, 1999 and 1998 have been derived from our audited financial statements that are not included herein or incorporated by reference herein. Our historical results are not necessarily indicative of the results that may be expected for any future period.

                               Years Ended June 30

                                         2002                 2001                 2000               1999                 1998
                                     ------------        ------------         ------------         ------------        ------------
SELECTED INCOME STATEMENT DATA:

Net Sales                            $ 82,611,615        $ 87,995,433         $ 92,619,720         $ 85,155,047        $ 69,728,498

Income from operations               $  2,726,128        $  1,113,966         $  1,050,599         $  4,927,689        $  4,104,406

Net Income (Loss)                    $    261,445        $ (1,141,174)        $ (1,196,678)        $  1,702,983        $  1,856,891

Earnings per share:                     7,044,379           7,044,655            7,042,254            7,158,741           7,064,671
  Weighted average shares
  for diluted shares

Income from operations               $        .39        $        .16         $        .15         $        .69        $        .58

Net Income (loss) per share          $        .04        $       (.16)        $       (.17)        $        .24        $        .26

SELECTED BALANCE SHEET DATA

Current assets                       $ 26,921,243        $ 29,266,731         $ 30,547,896         $ 33,771,892        $ 24,615,463

Current liabilities                  $ 15,086,732        $ 14,845,192         $ 16,186,694         $ 20,358,118        $ 16,654,395

Working capital                      $ 11,834,511        $ 14,421,539         $ 14,361,202         $ 13,413,774        $  7,961,068

Total assets                         $ 61,255,060        $ 68,126,386         $ 70,855,593         $ 83,124,568        $ 69,986,118

Long-term obligations                $ 28,158,275        $ 35,428,077         $ 35,500,046         $ 42,425,462        $ 34,835,808

Stockholders' equity                 $ 18,010,053        $ 17,853,117         $ 19,168,853         $ 20,340,988        $ 18,495,915

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following information should be read in conjunction with the Company's consolidated financial statements and notes thereto included in this report.

         Certain statements made herein are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties that may cause results to differ materially from those set forth in these statements. In particular, unanticipated changes in the economic, competitive, governmental, technological, marketing or other factors identified herein and in the Company's other filings with the Securities and Exchange Commission could affect such results.

         GENERAL

         The preparation of our financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent liabilities. On a continuous basis, the Company reviews its estimates including those related to returns, bad debts, inventories and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates as conditions may vary.

         Critical Accounting Policies

         Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

         Bad Debt

         The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make mandatory payments. If the financial condition of the Company's customers were to erode, resulting in their inability to make payments, additional allowances may be required.

         Inventory

         Inventories are valued at the lower of cost or market, using the first-in, first-out method. The Company provides reserves for estimated obsolescence of its inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon management's assessment about future demand and market conditions. If actual market conditions deteriorate, additional inventory reserves may be required. Any change to the reserve is reflected in cost of sales in the period the revision is made.

         Revenue recognition

         We recognize revenue when products are shipped to our customers pursuant to a purchase order. Sales are shown net of returns, discounts and sales incentives.

         Income Taxes

         Our income tax policy records the estimated future tax effects of differences between the tax basis of assets and liabilities and amount reported in the accompanying consolidated balance sheets, as well as operating loss carry forwards. We follow very specific guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

         Results of Operations

         FISCAL 2002 AS COMPARED TO FISCAL 2001

         The Company's net sales for the fiscal year ended June 30, 2002 reached a level of $82,612,000, a decrease of approximately 6.1% from the 2001 level of $87,995,000. This decrease in revenue is mainly attributed to weakness in HDPE and PVC blow molded bottles offset by positive growth in our PET and technical molded bottles. The PET blow molded bottles continued to achieve double-digit growth and new capacity expansions are planned to support this growth.

         Cost of goods sold decreased to 76.9% in 2002 from 78.6% in 2001. Margins in both the bottle and compound segments continued to improve, mainly attributable to continued emphasis on cost containment and further reductions in manufacturing overhead and decreases in raw material costs. Selling, general and administrative expenses (SG&A) were $9,934,000 or 12.0% of net sales for fiscal year ended June 30, 2002 as compared to $10,934,000 or 12.4% of net sales for the fiscal year ended June 30, 2001. SG&A expenses have decreased primarily due to improvements in our collection rates for customer accounts receivable, decreases in professional fees, outside warehouse requirements and the reorganization in our Marketing and Administrative function within the Company. Depreciation and amortization expense for fiscal 2002 decreased $334,000 as compared to fiscal 2001, primarily the effect of certain manufacturing assets becoming fully depreciated in the current fiscal year.

         Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased from approximately $8,001,000 in fiscal 2001 to approximately $9,229,000 in fiscal 2002. Of the $1,228,000 increase in EBITDA, approximately $617,000 was the result of the performance improvements in the Company's plastic containers segment with the remaining $611,000 as the result of the performance of the Novatec Plastics division.

         Income from operations for fiscal year ended June 30, 2002 increased to $2,726,000 or 3.3% of net sales as compared to $1,114,000 or 1.3% of net sales in fiscal 2001.

         Net interest expense decreased $778,000 during fiscal year ended June 30, 2002 as compared to fiscal 2001. This net decrease is primarily due to lower interest rates and reduced borrowings for capital equipment and working capital needs.

         Net income (loss) for the year ended June 30, 2002 increased to $261,000 or $.04 per diluted share as compared to $(1,141,000) or $(.16) per diluted share for fiscal 2001.

         FISCAL 2001 AS COMPARED TO FISCAL 2000

         The Company's net sales for the fiscal year ended June 30, 2001 reached a level of $87,995,000, a decrease of approximately 5% from the 2000 level of $92,620,000. This decrease in revenue as compared to the prior year is mainly attributed to weaker demand in both of the Company's plastic container and compound segments.

         Cost of goods sold decreased to 78.6% in 2002 from 79.8% in fiscal 2000. Margins in both the bottle and compound segments were favorably affected by increased emphasis on cost containment and reductions in manufacturing overhead and a decrease in raw material costs. Novatec Plastic's margins were significantly affected by the steady reduction in plastic resin prices by approximately 21.8% during the current fiscal year. Selling, general and administrative expenses (SG&A) were $10,934,000 or 12.4% of net sales for the fiscal year ended June 30, 2001 as compared to $10,459,000 or 11.3% of net sales for the fiscal year ended June 30, 2000. SG&A expenses have increased primarily due to the increase in bad debt reserve based upon the current economic climate. Additionally, the Company has instituted various cost reduction programs to anticipate any further degradation of revenue. Depreciation and amortization expense of fiscal 2001 remained substantially the same as fiscal 2000.

         Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased from approximately $7,751,000 in fiscal 2000 to approximately $8,001,000 in fiscal 2001. Of the $250,000 increase in EBITDA, approximately $485,00 was due to the performance in the Company's plastic container segment. Fiscal 2000 reflected a non-recurring asset impairment $400,000 charge relating to the closing of the Oklahoma manufacturing facility.

         Income from operations for the fiscal year ended June 30, 2001 increased to $1,114,000 or 1.3% of net sales compared to $1,051,000 or 1.1% of net sales in fiscal 2000.

         Net interest expense increased $199,731 during the fiscal year ended June 30, 2001 as compared to fiscal 2000. The net increase was primarily due to additional capital equipment financing.

         Net loss for the year ended June 30, 2001 decreased to $(1,141,000) or $(.16) per share as compared to $(1,197,000) or $(.17) per share for fiscal 2000.

         Liquidity and Capital Resources

         Cash flow from operations during fiscal 2002 totaled $9,602,000, representing an increase of $5,600,000 from the prior year. Cash flow from operations was favorably impacted by improved inventory and accounts receivable management and the timing of income tax payments.

         The Company received $577,000 in proceeds from long-term debt and $113,000 from the sale of various capital assets. These funds, combined with cash flow from operations, were used to acquire $2,729,000 in capital assets and reduce long-term debt by $7,400,000. As a result of the repayment of long-term debt, working capital decreased approximately $2,588,000 to $11,834,000 at June 30, 2002 from
         $14,422,000 at June 20, 2001. The current ratio decreased to 1.8 at June 30, 2002 from 2.0 at June 30, 2001.

         Assets held for sale at June 30, 2002 totaled approximately $500,000. During fiscal 2002, the Company reduced the carrying value of such assets to reflect the estimated fair value less disposal costs. Management expects to sell this facility and receive proceeds, which will approximate fair value during fiscal 2003.

         The Company's short term liquidity and short term capital resources are projected to be adequate to allow the Company to continue to meet its financial obligations. The Company believes that the financial resources available to it, including internally generated funds and amount under its revolving credit facility would be sufficient to meet its foreseeable working capital requirements. As at June 30, 2002, the Company had unused sources of liquidity consisting of cash and cash equivalents of $657,000 and available unused credit under a revolving credit facility of $7,727,000.

         Contractual Obligations and Commercial Commitments

         The Company is party to notes payable as well as various operating leases at June 30, 2002. These contractual obligations are summarized below. The Company has no other contractual obligations or commercial commitments at June 30, 2002.

Contractual Obligations                                Payments Due by Period
                                       Total         2003         2004          2005       2006            2007      Thereafter
                                     -----------  -----------  -----------  -----------  -----------  -----------  -----------
Long term notes payable ..........   $28,914,693  $ 2,992,644  $ 3,230,623  $ 2,920,137  $12,436,140  $   869,911  $ 6,465,238

Non-cancelable operating leases ..     7,102,268    1,121,235    1,197,746      776,512      945,097      616,161    2,445,517
                                     -----------  -----------  -----------  -----------  -----------  -----------  -----------

Total contractual cash obligations   $36,016,961  $ 4,113,879  $ 4,428,369  $ 3,696,649  $13,381,237  $ 1,486,072  $ 8,910,755
                                     ===========  ===========  ===========  ===========  ===========  ===========  ===========


         The contractual obligations relate to office and plant facilities, as well as vehicles and office equipment. It is expected in the normal course of business, the majority of the leases will be renewed or replaced by other leases.

Other Commercial Commitments                Payments Due by Period
                                  Total           2003         2004          2005          2006         2007
                                ----------    ----------    ----------    ----------    ----------    ----------
Standby letters of credit ..    $5,221,211    $  127,638                                $3,845,973    $1,247,600
                                ----------    ----------    ----------    ----------    ----------    ----------
Total commercial commitments    $5,221,211    $  127,638    $        0    $        0    $3,845,973    $1,247,600
                                ==========    ==========    ==========    ==========    ==========    ==========

         Other Matters

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be reviewed for potential impairment annually or upon the occurrence of an impairment indicator. Other intangible assets will continue to be amortized over their useful lives.

         Upon adoption in fiscal 2003, the Company anticipates that application of the non-amortization provisions of the Statement is expected to result in an increase in net income of approximately $176,000 ($.02 per share) per year. The Company does not anticipate the earnings and financial position to be impacted by the required impairment tests of goodwill.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt this statement effective July 1, 2002. The Company does not expect that the adoption of SFAS no. 143 will have a material impact on its financial position, results of operations or cash flows.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model, based upon the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived

         Assets to be Disposed of," for long-lived assets to be disposed of by sale and addresses significant implementation issues. The Company is required to adopt this statement effective July 1, 2002. The Company does not expect that the adoption of SFAS No. 144 will have a material impact on its financial position, results of operations or cash flows.

         In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections (FAS 145). For most companies, FAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FAS 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No.
         30. The statement also amended FAS 13 for certain sales-leaseback and sublease accounting. The Company adopted the provisions of FAS 145 effective May 15, 2002.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supercedes the guidance provided by the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Since this statement only affects the timing of the recognition of the liabilities to be incurred if an entity makes a decision to exit or dispose of a particular activity, the Company does not expect that the adoption of SFAS No. 146 will have a material impact on its financial position, results of operations or cash flows.

         Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

         Market risks relating to our operations result primarily from changes in interest rates. Interest rate pricing transactions are used only to the extent considered necessary to meet our objectives. We do not utilize derivative financial instruments for trading or other speculative purposes.

         Interest Rate Risk

         Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow and to lower our overall borrowing cost. We manage our exposure to interest rate fluctuations in our variable rate swap agreements. These agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. We have entered into these agreements with banks under our senior secured credit facility. You should also read Notes 1 and 5 to our Consolidated Financial Statements included elsewhere in this Annual Report which outline the principal amounts, interest rates, fair values and other terms required to evaluate the expected cash flows from these agreements.

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


Name                            Age         Held Office Since       Offices with the Company
----                            ---         -----------------       ------------------------
Phillip L. Friedman              55               1982              President, Chief Executive, and Director
Joel Francis Roberts             60               1989              Senior Vice President Operations
Jeffrey Shapiro                  53               2000              Chief  Financial Officer
John F. Turben                   67               1996              Director
Michael Sherwin                  61               1996              Director
George R. Begley                 59               1996              Director
John G. Nestor                   57               2001              Director
Michael Lynch                    54               2002              Director


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

                  JOEL FRANCIS ROBERTS, from 1984 to July 1986, was a plant manager for Technical Plastics Extruders, an extruder of sheet material. During July 1986 he joined the Company as a plant manager and became a Director of Operations during 1989. Mr. Roberts became a Senior Vice President of Operations during November 1989.

                  JEFFREY SHAPIRO was employed as the Chief Operating Officer of Universal Process Equipment, a worldwide manufacturer of process equipment, before joining PVCC in March 2000 as Chief Financial Officer. Mr. Shapiro has nearly twenty years of experience in the printing and packaging industry and has held various executive positions from Vice President to Controller to Chief Financial Officer. Prior companies include Webcraft Technologies and Klearfold Packaging. Mr. Shapiro is a graduate of Rutgers University and a CPA in New Jersey. He joined the Company as Chief Financial Officer during its fiscal year ended June 30, 2000.

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

                  MICHAEL LYNCH is the Senior Vice President of Oldcastle, Inc. the U.S. subsidiary of CRH pl. CRH is an international buildings materials company headquartered in Ireland. Mr. Lynch is also the Chief Executive Officer of Allied Buildings Products Corp., which is a subsidiary of Oldcastle, Inc. Mr. Lynch was elected as a Director on August 28, 2002 in order to fill the vacancy created by the resignation as a director of Jeffery C. Garvey who resigned as a director on that date.

         Item 11. Executive Compensation.

                  Incorporated by reference from the Company's definitive information statement to be filed with the Commission.

         Item 12. Security Ownership of Certain Beneficial Owners and
                  Management.

                  Incorporated by reference from the Company's definitive or information statement to be filed with the Commission.

         Item 13. Certain Relationships and Related Transactions.

                  None.

                                    PART IV

         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      The following documents are filed as part of this report:

                  (1)      Consolidated Financial Statements.

                           Report of Independent Auditors

                           Consolidated Balance Sheets at June 30, 2002 and 2001

                           Consolidated Statements of Operations for the years ended June 30, 2002, 2001 and 2000

                           Consolidated Statements of Stockholders' Equity for the years ended June 30, 2002, 2001 and 2000

                           Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000

                           Notes to Consolidated Financial Statements

                  (2)      Consolidated Financial Statement Schedules.

                           Report of Independent Auditors on Consolidated Financial Statement Schedules

                           For the three years ended June 30, 2002

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

                           10.17    Loan and Security Agreement among the
                                    Company and its subsidiaries and Fleet Bank, NA dated March 30, 1998 relating to the financing of the purchase described in 10.16 above (filed as an Exhibit to the April 14, 1998 Report on Form 8-K and incorporated herein by reference).

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

                                INDEX TO EXHIBITS


       Exhibit
        Number                Description of Exhibit
        ------                ----------------------
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

         10.17 Loan and Security Agreement among the Company and its subsidiaries and Fleet Bank, NA dated March 30, 1998 relating to the financing of the purchase described in 10.16 above (filed as an Exhibit to the April 14, 1998 Report on Form 8-K and incorporated herein by reference).

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

         18                Preference Letter re: Change in Accounting
                           Principles re: LIFO to FIFO (and incorporated herein by reference).

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

                                     PVC CONTAINER CORPORATION
                                                (Registrant)


                                     By:  /s/ Phillip L. Friedman
                                         --------------------------------------
                                          Phillip L. Friedman
                                          President and Chief Executive Officer


                                     Date: October 8, 2002

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                 Title                                  Date
               ---------                 -----                                  ----

/s/ Phillip L. Friedman                  Chief Executive Officer and Director   October 8, 2002
-----------------------------
Phillip L. Friedman

/s/ Jeffrey Shapiro                      Chief Financial and Accounting         October 8, 2002
-----------------------------            Officer
Jeffrey Shapiro

/s/ John F. Turben                       Director                               October 8, 2002
-----------------------------
John F. Turben

/s/ George R. Begley                     Director                               October 8, 2002
-----------------------------
George R. Begley

/s/ John G. Nestor                       Director                               October 8, 2002
-----------------------------
John G. Nestor

/s/ Michael Sherwin                      Director                               October 8, 2002
-----------------------------
Michael Sherwin

/s/ Michael Lynch                        Director                               October 8, 2002
-----------------------------
Michael Lynch

                           PVC CONTAINER CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                                   FORM 10-K

                                 JUNE 30, 2002

CONSOLIDATED FINANCIAL STATEMENTS
PVC Container Corporation
June 30, 2002, 2001 and 2000

                            PVC Container Corporation

                        Consolidated Financial Statements

                          June 30, 2002, 2001 and 2000





                                    CONTENTS

Report of Independent Auditors............................................   F-1
Consolidated Balance Sheets...............................................   F-2
Consolidated Statements of Operations.....................................   F-3
Consolidated Statements of Stockholders' Equity...........................   F-4
Consolidated Statements of Cash Flows.....................................   F-5
Notes to Consolidated Financial Statements................................   F-6

                         Report of Independent Auditors


The Board of Directors and Stockholders
PVC Container Corporation

We have audited the accompanying consolidated balance sheets of PVC Container Corporation as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2002. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PVC Container Corporation as of June 30, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

MetroPark, New Jersey
September 24, 2002

                            PVC Container Corporation

                           Consolidated Balance Sheets

                                                                              JUNE 30
                                                                      2002                2001
                                                                      ----                ----
ASSETS
Current assets:
  Cash and cash equivalents                                       $    657,123        $    501,708
  Accounts receivable, net of allowance of $970,382 and
   $2,012,376 at June 30, 2002 and 2001, respectively               12,211,388          12,339,146
  Inventories, net                                                  10,935,003          12,332,083
  Prepaid expenses and other current assets                          1,389,661           2,183,724
  Deferred income taxes                                              1,728,068           1,910,070
                                                                  ------------        ------------
Total current assets                                                26,921,243          29,266,731

Properties, plant and equipment at cost, net                        30,557,983          34,038,512
Goodwill, net of accumulated amortization of $1,098,183
  and $805,215 at June 30, 2002 and 2001, respectively               3,296,298           3,589,266
Other assets                                                           479,536           1,231,877
                                                                  ------------        ------------
                                                                  $ 61,255,060        $ 68,126,386
                                                                  ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $  7,736,570        $  7,174,657
  Accrued expenses                                                   3,443,970           4,146,300
  Income taxes payable                                                 913,548
  Current portion of long-term debt                                  2,992,644           3,524,235
                                                                  ------------        ------------
Total current liabilities                                           15,086,732          14,845,192

Long-term debt                                                      25,922,049          32,215,570
Interest rate swap                                                     457,127             290,937
Deferred income taxes                                                1,779,099           2,921,570

Stockholders' equity:
  Preferred stock, par value $1.00, authorized 1,000,000
    shares, none issued
  Common stock, par value $.01, authorized 10,000,000 shares,
    7,044,655 shares issued as of June 30, 2002 and 2001                70,446              70,446
  Capital in excess of par value                                     3,810,981           3,810,981
  Retained earnings                                                 14,407,697          14,146,252
  Accumulated other comprehensive loss                                (274,276)           (174,562)
  Treasury stock, at cost (2,262 shares at June 30, 2002)               (4,795)
                                                                  ------------        ------------
Total stockholders' equity                                          18,010,053          17,853,117
                                                                  ------------        ------------
                                                                  $ 61,255,060        $ 68,126,386
                                                                  ============        ============

See accompanying notes.

                            PVC Container Corporation

                      Consolidated Statements of Operations

                                                                        FISCAL YEAR ENDED JUNE 30
                                                               2002                2001                2000
                                                               ----                ----                ----
Net sales                                                 $ 82,611,615        $ 87,995,433        $ 92,619,720

Cost and expenses:
  Cost of goods sold (exclusive of depreciation
   and amortization expense shown separately below)         63,520,524          69,182,250          73,911,809
  Selling, general and administrative expense                9,933,612          10,934,108          10,458,510
  Depreciation and amortization expense                      6,431,351           6,765,109           6,798,802
  Asset impairment                                                                                     400,000
                                                          ------------        ------------        ------------
                                                            79,885,487          86,881,467          91,569,121
                                                          ------------        ------------        ------------
Income from operations                                       2,726,128           1,113,966           1,050,599

Other expenses:
  Interest expense                                          (2,214,658)         (2,994,589)         (2,811,973)
  Interest income                                               27,721              29,980              47,095
  Other income (expense)                                        71,552             121,591             (98,870)
                                                          ------------        ------------        ------------
                                                            (2,115,385)         (2,843,018)         (2,863,748)
                                                          ------------        ------------        ------------
Income (loss) before provision (benefit) for
  income taxes                                                 610,743          (1,729,052)         (1,813,149)

Provision (benefit) for income taxes                           349,298            (587,878)           (616,471)
                                                          ------------        ------------        ------------
Net income (loss)                                         $    261,445        $ (1,141,174)       $ (1,196,678)
                                                          ============        ============        ============

Earnings (loss) per share:
   Basic                                                  $        .04        $       (.16)       $       (.17)
   Diluted                                                $        .04        $       (.16)       $       (.17)


See accompanying notes.

                            PVC Container Corporation

                 Consolidated Statements of Stockholders' Equity


                                                                                            ACCUMULATED
                                          COMMON STOCK          CAPITAL IN                    OTHER                       TOTAL
                                          ------------          EXCESS OF     RETAINED     COMPREHENSIVE   TREASURY    STOCKHOLDERS'
                                      SHARES        AMOUNT      PAR VALUE     EARNINGS         LOSS         STOCK         EQUITY
                                      ------        ------      ---------     --------         ----         -----         ------
Balance, June 30, 1999              7,038,705   $     70,387   $ 3,786,497  $ 16,484,104   $         --   $       --   $ 20,340,988
  Net loss                                                                    (1,196,678)                                (1,196,678)
  Exercise of stock options             5,950             59        24,484                                                   24,543
                                   ----------   ------------   -----------  ------------   ------------   ----------   ------------
Balance, June 30, 2000              7,044,655         70,446     3,810,981    15,287,426             --           --     19,168,853
  Comprehensive loss:
   Net loss                                                                   (1,141,174)                                (1,141,174)
   Unrealized loss on interest
     rate swap, net of taxes of
     $116,375                                                                                  (174,562)                   (174,562)
                                   ----------   ------------   -----------  ------------   ------------   ----------   ------------
  Total comprehensive loss                 --             --            --    (1,141,174)      (174,562)          --     (1,315,736)
                                   ----------   ------------   -----------  ------------   ------------   ----------   ------------
Balance, June 30, 2001              7,044,655         70,446     3,810,981    14,146,252       (174,562)          --     17,853,117
  Comprehensive income:
   Net income                                                                    261,445                                    261,445
   Unrealized loss on interest
     rate swap, net of taxes
     of $66,476                                                                                 (99,714)                    (99,714)
                                   ----------   ------------   -----------  ------------   ------------   ----------   ------------
  Total comprehensive income                                                     261,445        (99,714)                    161,731
                                   ----------   ------------   -----------  ------------   ------------   ----------   ------------
  Repurchase of common stock           (2,262)            --            --            --             --       (4,795)        (4,795)
                                   ----------   ------------   -----------  ------------   ------------   ----------   ------------
Balance, June 30, 2002              7,042,393   $     70,446   $ 3,810,981  $ 14,407,697   $   (274,276)  $   (4,795)  $ 18,010,053
                                   ==========   ============   ===========  ============   ============   ==========   ============


See accompanying notes.

                            PVC Container Corporation

                      Consolidated Statements of Cash Flows

                                                                      FISCAL YEAR ENDED JUNE 30
                                                              2002               2001              2000
                                                              ----               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                         $   261,445       $ (1,141,174)      $(1,196,678)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation and amortization                            6,431,351          6,765,109         6,798,802
   Amortization of deferred financing costs                    96,385
   Deferred income taxes                                     (893,993)          (296,876)          (70,322)
   Gain on sale of equipment                                                     (34,250)          (17,541)
   Gain on sale of building                                   (40,952)                             173,818
   Changes in assets and liabilities:
    Accounts receivable                                       127,758          1,633,723        (1,064,017)
    Inventories                                             1,397,080           (659,850)        1,485,827
    Prepaid expenses and other current assets                 794,063           (488,501)          135,576
    Other assets                                              655,956           (681,398)          156,949
    Accounts payable and accrued expenses                    (140,417)          (910,330)       (2,229,674)
    Income taxes payable                                      913,548           (184,380)       (1,244,111)
                                                          -----------       ------------       -----------
Net cash provided by operating activities                   9,602,224          4,002,073         2,928,629

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                       (2,729,520)        (4,251,517)       (2,382,677)
Proceeds from sale of equipment                                                   79,700            23,000
Proceeds from sale of building                                112,618                            4,262,286
                                                          -----------       ------------       -----------
Net cash (used in) provided by investing activities        (2,616,902)        (4,171,817)        1,902,609

CASH FLOWS FROM FINANCING ACTIVITIES

Treasury shares purchased                                      (4,795)
Issuance of common stock                                                                            24,543
Proceeds from long-term debt                                  576,893         27,577,806         3,924,841
Payments on indebtedness                                   (7,402,005)       (27,463,250)       (8,476,169)
Deferred financing costs                                                        (531,644)
                                                          -----------       ------------       -----------
Net cash used in financing activities                      (6,829,907)          (417,088)       (4,526,785)
                                                          -----------       ------------       -----------

Net increase (decrease) in cash and cash equivalents          155,415           (586,832)          304,453
Cash and cash equivalents, beginning of year                  501,708          1,088,540           784,087
                                                          -----------       ------------       -----------
Cash and cash equivalents, end of year                    $   657,123       $    501,708       $ 1,088,540
                                                          ===========       ============       ===========


See accompanying notes.

                            PVC Container Corporation

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001 and 2000


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

PVC Container Corporation (the "Company") was incorporated in Delaware on June 14, 1968. The Company's major business activity primarily consists of the manufacture and sale of a line of plastic bottles made from polyvinyl chloride compounds, high density polyethylene resins and polyethylene terephthalate
(PET). These bottles are used primarily for the packaging of cosmetics, toiletries, foods, household chemicals, lawn and garden, and industrial chemical products.

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

INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined under the first-in, first-out ("FIFO") method.

DEPRECIATION

Depreciation is provided for financial reporting purposes on a straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations as incurred. Major renewals and betterments are capitalized.

                            PVC Container Corporation

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET ASSETS HELD FOR DISPOSITION

Certain facilities held for disposition included in prepaid expenses and other current assets, reflect management's intention to sell such assets. During 2002, the Company reduced the carrying value of such assets by $185,000 to $500,000 to reflect the estimated fair value less disposal costs. The net assets held for disposition at June 30, 2002 are included in the Plastic Containers segment and are expected to be sold or leased in fiscal 2003.

INTANGIBLES

The excess of purchase price over net assets of the businesses acquired is amortized on a straight-line basis over fifteen years. Amortization expense totaled approximately $293,000, $230,000 and $287,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

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

SHIPPING COSTS

The Company's shipping and handling costs are included as an offset to sales for all periods presented.

                            PVC Container Corporation

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to expense as incurred and amounted to $263,000, $272,000 and $238,000 in 2002, 2001 and 2000,
respectively.

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

                            PVC Container Corporation

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

For a derivative instrument that is designated and qualifies as a cash flow hedge (i.e., hedging the exposure to variability on expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

At June 30, 2002, the Company had interest-rate swap agreements, designated as cash flow hedges, that effectively convert a portion of its floating-rate debt to a fixed-rate basis through 2005 on approximately $9,288,000 of notional amount of indebtedness. The interest rate swap agreements hedge the floating interest rate associated with the debt by reducing the impact of interest rate charges on future interest expense. The fair value of the interest-rate swap at June 30, 2002 totaled approximately $457,000 and is included in the accompanying consolidated balance sheet. The reclassification of losses that are reported in accumulated other comprehensive loss, that are expected to be reclassified into earnings in the next twelve months, totals approximately $150,000 before taxes.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be reviewed for potential impairment annually or upon the occurrence of an impairment indicator. Other intangible assets will continue to be amortized over their useful lives.

Upon adoption in fiscal 2003 the Company anticipates that application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $176,000 ($.02 per share) per year. The Company does not anticipate the earnings and financial position to be impacted by the required impairment tests of goodwill.

                            PVC Container Corporation

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt this statement effective July 1, 2002. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on its financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model, based upon the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," for long-lived assets to be disposed of by sale and addresses significant implementation issues. The Company is required to adopt this statement effective July 1, 2002. The Company does not expect that the adoption of SFAS No. 144 will have a material impact on its financial position, results of operations or cash flows.

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections (FAS 145). For most companies, FAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FAS
4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended FAS 13 for certain sales-leaseback and sublease accounting. The Company adopted the provisions of FAS 145 effective May 15, 2002.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supersedes the guidance provided by the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Since this statement only affects the timing of the recognition of the liabilities to be incurred if an entity makes a decision to exit or dispose of a particular activity, the Company does not expect that the adoption of SFAS No. 146 will have a material impact on its financial position, results of operations or cash flows.

                            PVC Container Corporation

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates that affect the financial statements include, but are not limited to, recoverability of inventories, collectibility of accounts receivable, returns, useful lives and amortization periods and recoverability of long-lived assets.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  INVENTORIES

Inventories consist of the following:

                                         2002               2001
                                         ----               ----
Raw materials                        $  5,452,207       $  4,628,108
Finished goods                          5,341,191          7,117,517
Reserves                               (1,154,962)          (709,535)
                                     ------------       ------------
                                        9,638,436         11,036,090

Molds for resale, in production           834,621            909,168
Supplies                                  461,946            386,825
                                     ------------       ------------
Total inventories                    $ 10,935,003       $ 12,332,083
                                     ============       ============

3.  PROPERTIES, PLANT AND EQUIPMENT

                                                                     ESTIMATED
                                                                    USEFUL LIFE
                                        2002             2001        IN YEARS
                                        ----             ----        --------
Land                                $   686,343      $   686,343
Building and improvements            16,215,800       16,302,400      20-25
Machinery and equipment              51,326,146       49,167,697       7-10
Molds                                 4,980,605        4,480,826       3-5
Office furniture and equipment        3,649,772        3,548,944       5-10
Motor vehicles                          141,335          141,335       3-5
Leasehold improvements                   24,845           24,845      12
                                    -----------      -----------
                                     77,024,846       74,352,390
Less accumulated depreciation        46,466,863       40,313,878
                                    -----------      -----------
                                    $30,557,983      $34,038,512
                                    ===========      ===========

                            PVC Container Corporation

4.  ACCRUED EXPENSES

Accrued expenses at June 30 consists of:

                                  2002            2001
                                  ----            ----
Accrued payroll                $  534,403      $  525,499
Accrued vacation                  733,653         760,257
Accrued employee benefits         624,162       1,061,984
Other accrued expenses          1,551,752       1,798,560
                               ----------      ----------
                               $3,443,970      $4,146,300
                               ==========      ==========

5.  LONG-TERM DEBT

Long-term debt at June 30 consists of the following:

                                                          2002               2001
                                                          ----               ----
Notes payable:
  South Carolina Economic Development Authority:
    Loan                                              $  3,596,384       $  3,597,958
  Pennsylvania Industrial Development Authority:
    Loan                                                   771,870            845,043
  GE Capital Public Finance:
   Equipment loans                                       1,946,665          3,107,441
   Building loan                                         3,589,661          3,916,920
  PNC Bank:
   Term notes                                           10,535,636         12,030,505
   Revolving line of credit                              7,514,889         11,281,916
  Other                                                    959,588            960,022
                                                      ------------       ------------
                                                        28,914,693         35,739,805
  Less current portion                                  (2,992,644)        (3,524,235)
                                                      ------------       ------------
                                                      $ 25,922,049       $ 32,215,570
                                                      ============       ============

Maturities of long-term debt are as follows: 2003 - $2,992,644; 2004 - $3,230,623; 2005 - $2,920,137; 2006 - $12,436,140; 2007 - $869,911 and 2008 to
2016 - $6,465,238. Interest paid amounted to $2,358,089, $3,027,737 and
$2,756,980 in 2002, 2001 and 2000, respectively.

                            PVC Container Corporation

5.  LONG-TERM DEBT (CONTINUED)

PNC AGREEMENT

The Company entered into a $43,750,000 senior secured credit facility with PNC Bank in August 2000. The credit facility is structured as a five year $25,000,000 senior revolving credit facility, a five year $12,183,000 senior term loan, a five year $4,192,000 standby letter of credit and a $2,000,000 capital expenditure line. The credit facility contains annual minimum equity and fixed charge coverage covenants which the Company was in compliance with at June 30, 2002.

The Term Notes bear interest at LIBOR plus 300 basis points and the revolving line bears interest at LIBOR plus 250 basis points. The effective interest rate of the term loan and revolver was 5.29% and 4.77%, respectively, in fiscal 2002. The Company entered into interest-rate swap agreements (Note 1) to effectively convert a portion of the floating Term Note debt interest to a fixed rate.

The PNC Bank Agreement also includes a $2 million capital expenditure line of credit which bears interest at LIBOR plus 300 basis points. Borrowings against this line totaled approximately $1.4 million at June 30, 2002.

NOTE PAYABLE - SOUTH CAROLINA ECONOMIC DEVELOPMENT AUTHORITY "S.C. EDA"

This note was obtained to finance the construction of the Company's South Carolina manufacturing facility and is due April 1, 2016. Prepayments may be made without penalty. This note is subject to prior mortgages in favor of the PNC Bank. The effective interest rate on this obligation was 1.9% in 2002 and 3.9% in 2001.

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

GE CAPITAL PUBLIC FINANCE BUILDING AND EQUIPMENT LOANS

During fiscal year 1998, the Hazleton Area Industrial Development Authority approved $7,250,000 tax-exempt Industrial Development Bonds. The Bonds were purchased and are held by GE Capital Public Finance, Inc., who is financing a loan to the Company in conjunction with the Company's Hazleton, Pennsylvania manufacturing facility. The loan is payable in 144 decreasing monthly installments at an interest rate of 5.15% with a final lump sum payment of $1,860,530 on June 15, 2010. The loan may be prepaid in whole or in part subject to certain requirements stated in the loan agreement. The loan is collateralized by the property. The Company has unused letters of credit amounting to approximately $119,000 in conjunction with this note.

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

OTHER

Other loans consist of notes payable to various banks for real estate improvements and development and expansion of the Company's manufacturing plants. The notes bear interest at rates ranging from 3% to 7.75% and are payable in monthly installments through 2008. The loans are collateralized by the Company's land and buildings.

The carrying amounts of the aforementioned debt agreements approximate fair value.

6.  OPERATING LEASES

Minimum rental commitments under non-cancellable operating leases are payable as follows:

   YEAR                AMOUNT
   ----                ------
   2003              $1,121,235
   2004               1,197,746
   2005                 776,512
   2006                 945,097
   2007                 616,161
Thereafter            2,445,517

Rental expense for operating leases amounted to $1,134,309, $1,124,857 and $1,179,929 in 2002, 2001 and 2000, respectively.

                            PVC Container Corporation

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

                                                          2002            2001
                                                          ----            ----
Change in benefit obligation:
  Benefit obligation at beginning of year             $   917,868       $ 895,967
  Service cost                                              8,132           8,063
  Interest cost                                            65,465          64,421
  Actuarial gain                                          (29,701)        (23,445)
  Benefits paid                                           (28,488)        (27,138)
                                                      -----------       ---------
  Benefit obligation at end of year                   $   933,276       $ 917,868
                                                      ===========       =========

Change in plan assets:
  Fair value of plan assets at beginning of year      $   990,167       $ 870,366
  Actual return on plan assets                             38,947          59,877
  Employer contribution                                    17,116         100,000
  Benefits paid, including expenses                       (28,488)        (40,076)
                                                      -----------       ---------
Fair value of plan assets at end of year              $ 1,017,742       $ 990,167
                                                      ===========       =========

Funded status                                         $    84,466       $  72,299
  Unrecognized net actuarial loss                         238,030         231,178
  Unrecognized prior service cost                          13,405          15,080
  Unrecognized transition obligation                       15,087          18,105
                                                      -----------       ---------
Pension asset                                         $   350,988       $ 336,662
                                                      ===========       =========

                            PVC Container Corporation

7.  PENSION PLAN (CONTINUED)

                                                 2002            2001
                                                 ----            ----
Weighted-average assumptions at year-end:
  Discount rate                                     7.5%            7.5%
  Expected return on plan assets                    8.5             8.5

Components of net periodic benefit cost:
  Service cost                                 $  8,132        $  8,063
  Interest cost                                  65,465          64,421
  Expected return on plan assets                (83,382)        (77,078)
  Amortization of transition obligation           3,018           3,018
  Amortization of prior service cost              1,675           1,675
  Recognized net actuarial loss                   7,882           8,753
                                               --------        --------
Net periodic benefit cost                      $  2,790        $  8,852
                                               ========        ========

The Company maintains a voluntary salary reduction 40l(k) plan covering all non-union and union employees with more than one year of service. Eligible employees may elect to contribute up to 15% of their salaries on a pre-tax basis and an additional 10% of their salaries on an after-tax basis up to ERISA's maximum annual level. The Company contributes an amount equal to 25% on the first 6% of the non-union employee's pre-tax contribution and 10% on the first 6% of the union employee's pre-tax contribution and, at its discretion, may make additional contributions to the plan based on earnings. The Company contributed $136,340, $148,255 and $158,926 in 2002, 2001 and 2000, respectively.

8.  COMMON STOCK

The Company's Board of Directors approved and ratified on January 16, 1997, an incentive stock option plan pursuant to which options to purchase an aggregate of 600,000 shares of the common stock of the Company may be granted, through the plan's expiration on January 16, 2007. Such plan conforms to the requirements of Rule 16B-3 of the Securities Exchange Act of 1934. The options granted are exercisable to the extent of 20-25% per year on a cumulative basis.

FASB 123 requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options and warrants ("equity awards") under the fair value method of FASB 123. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model

                            PVC Container Corporation

8.  COMMON STOCK (CONTINUED)

with the following weighted average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of approximately 4.1%, 5.5% and 5.5%; expected volatility of 0.4, 0.3 and 0.3; expected option life equal to the vesting period, and an expected dividend yield of 0.0%.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options. All options have been granted at fair market value.

For purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options vesting period. The Company's pro forma information is as follows:

                                                              2002            2001
                                                              ----            ----
Pro forma net income (loss)                                $ 215,528      $ (1,191,757)
Pro forma net income (loss) per share of common stock      $     .03      $       (.17)

                            PVC Container Corporation

8.  COMMON STOCK (CONTINUED)

A summary of stock option activity follows:

                                                  WEIGHTED-
                                                   AVERAGE
                                                  EXERCISE
                                    OPTIONS        PRICE
                                    -------        -----
Outstanding at June 30, 1999        407,000       $    4.92
  Granted                                --              --
  Forfeited                         (32,250)           5.73
  Exercised                          (5,950)           4.13
                                    -------       ---------
Outstanding at June 30, 2000        368,800            4.87
  Granted                            30,000            4.25
  Forfeited                         (30,000)           5.03
  Exercised                              --              --
                                    -------       ---------
Outstanding at June 30, 2001        368,800       $    4.46
  Granted                           191,000            2.82
  Forfeited                         (15,000)           4.96
  Exercised                              --              --
                                    -------       ---------
Outstanding at June 30, 2002        544,800       $    4.10
                                    =======       =========

Exercisable at June 30, 2000        281,300       $    4.68
                                    =======       =========

Exercisable at June 30, 2001        325,550       $    4.74
                                    =======       =========

Exercisable at June 30, 2002        415,300       $    4.50
                                    =======       =========

Exercise prices for options outstanding as of June 30, 2002 ranged from $2.25 to $6.38 per share. The weighted-average remaining contractual life of these options is 7.95 years.

                            PVC Container Corporation

9.  INCOME TAXES

The provision (benefit) for income taxes consists of:

                                   2002            2001            2000
                                   ----            ----            ----
Current:
   Federal                     $   897,168       $(109,189)      $(604,149)
   State                           274,947          51,000          58,000
                               -----------       ---------       ---------
                                 1,172,115         (58,189)       (546,149)
Deferred:
   Federal                        (637,683)       (411,157)         82,423
   State                          (185,134)       (118,532)       (152,745)
                               -----------       ---------       ---------
                                  (822,817)       (529,689)        (70,322)
                               -----------       ---------       ---------
Total provision (benefit)      $   349,298       $(587,878)      $(616,471)
                               ===========       =========       =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30 are as follows:

                                         2002            2001
                                         ----            ----
Deferred tax liabilities:
   Long-lived assets and other        $1,779,099      $2,921,570
                                      ----------      ----------
Total deferred tax liabilities         1,779,099       2,921,570

Deferred tax assets:
   Bad debt reserves                     488,502         704,800
   Inventory reserves                    321,985         533,600
   Accrued liabilities and other         917,581         671,670
                                      ----------      ----------
Total deferred tax assets              1,728,068       1,910,070
                                      ----------      ----------
Net deferred tax liabilities          $   51,031      $1,011,500
                                      ==========      ==========

A reconciliation of the income tax provision and the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

                                                            2002       2001       2000
                                                            ----       ----       ----

Federal tax at statutory rate                                 34%        34%        34%
Effect of:
  State income taxes, net of federal income tax benefit        9          2          4
  Goodwill amortization                                       16         (5)        (5)
  Foreign operations                                          (7)         2          2
  Other                                                        5          1         (1)
                                                            ----       ----       ----
Effective income tax rate                                     57%        34%        34%
                                                            ====       ====       ====

                            PVC Container Corporation

9.  INCOME TAXES (CONTINUED)

Income taxes paid amounted to $244,000, $163,000 and $153,000 in 2002, 2001 and
2000, respectively.

10.  EARNINGS PER SHARE

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the years ended June 30, 2002, 2001 and 2000. Income available to common stockholders for both basic and diluted earnings per share is the same as net income presented in the statements of income for the years ended June 30, 2002, 2001 and 2000.

                                                    2002           2001           2000
                                                    ----           ----           ----

Weighted-average shares for basic earnings
   per share                                      7,044,379      7,044,655      7,042,254
Effect of dilutive securities:
   Employee stock options                                --             --             --
                                                  ---------      ---------      ---------
Adjusted weighted-average shares for diluted
   earnings per share                             7,044,379      7,044,655      7,042,254
                                                  =========      =========      =========

11.  SEGMENTS

The Company identifies its segments based upon differences in the types of products it sells. The Company currently has two reportable segments: Plastic Containers and Compound. The Plastic Containers segment manufactures custom designed PET, HDPE and PVC containers mainly for cosmetics, toiletries, foods, household chemicals, lawn and garden and industrial chemical products. The Compound segment manufactures PVC compound for use by the Company as well as external customers. The external use of the PVC compound is for extruded profiles and accessories, furniture, molding and other indoor fixtures, and molded electrical and electronic housings. Both of the Company's segments sell products to customers located primarily in the United States.

The reportable segments are each managed separately due to the different manufacturing processes used and the different markets in which each segment operates. The Company evaluates each segment's performance based on profit or loss from operations before income taxes. The accounting policies for the reportable segments are the same as those

                            PVC Container Corporation

11.  SEGMENTS (CONTINUED)

for the Company (described in Note 1). Intersegment sales and transfers are recorded at market prices. Information on segments and a reconciliation to consolidated total are as follows:

                                                   2002               2001               2000
                                                   ----               ----               ----
Net revenues:
   Compound total                              $ 20,924,408       $ 23,002,044       $ 26,411,741
   Intersegment revenue - Compound               (5,971,921)        (7,051,553)        (7,492,056)
                                               ------------       ------------       ------------
   Revenues from external customers -
     Compound                                    14,952,487         15,950,491         18,919,685
   Plastic Containers                            67,659,128         72,044,942         73,700,035
                                               ------------       ------------       ------------
Total consolidated net revenues                $ 82,611,615       $ 87,995,433       $ 92,619,720
                                               ============       ============       ============

Depreciation and amortization expense:
   Compound                                    $    367,316       $    365,659       $    374,963
   Plastic Containers                             6,064,035          6,399,450          6,423,839
                                               ------------       ------------       ------------
Total consolidated depreciation and
  amortization expense                         $  6,431,351       $  6,765,109       $  6,798,802
                                               ============       ============       ============

Interest expense:
   Compound                                    $    107,055       $    145,720       $    138,417
   Plastic Containers                             2,107,603          2,848,869          2,673,556
                                               ------------       ------------       ------------
Total consolidated interest expense            $  2,214,658       $  2,994,589       $  2,811,973
                                               ============       ============       ============

Net income (loss):
   Compound                                    $    905,606       $    565,607       $    243,613
   Plastic Containers                              (644,161)        (1,706,781)        (1,440,291)
                                               ------------       ------------       ------------
Total consolidated net income (loss)           $    261,445       $ (1,141,174)      $ (1,196,678)
                                               ============       ============       ============

Total assets:
   Compound                                    $  6,612,289       $  8,041,676       $  8,114,167
   Plastic Containers                            54,642,771         60,084,710         62,741,426
                                               ------------       ------------       ------------
Total consolidated assets                      $ 61,255,060       $ 68,126,386       $ 70,855,593
                                               ============       ============       ============

Capital expenditures:
   Compound                                    $    190,708       $    483,093       $    337,954
   Plastic Containers                             2,538,812          3,768,424          2,044,723
                                               ------------       ------------       ------------
Total consolidated capital expenditures        $  2,729,520       $  4,251,517       $  2,382,677
                                               ============       ============       ============

                            PVC Container Corporation

12.  QUARTERLY FINANCIAL DATA

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present selected financial data by quarter for the years ended June 30, 2002 and 2001:

                                                      FIRST              SECOND             THIRD            FOURTH
                                                     QUARTER            QUARTER            QUARTER          QUARTER
                                                     -------            -------            -------          -------
2002
Net sales                                          $ 19,410,048       $ 17,789,833       $21,692,023      $ 23,719,711
Cost of goods sold (exclusive of depreciation
   and amortization)                                 15,596,074         13,619,947        15,982,788        18,321,715
Selling, general and administrative expenses          2,388,805          2,479,907         2,739,888         2,325,012
Depreciation and amortization                         1,554,425          1,562,216         1,579,280         1,735,430
Net (loss) earnings                                    (483,630)          (252,753)          588,261           409,567
(Loss) earnings per share of common stock:
     Basic:
        Net (loss) earnings                        $      (0.07)      $      (0.04)      $      0.08      $       0.07
     Diluted:
        Net (loss) earnings                        $      (0.07)      $      (0.04)      $      0.08      $       0.07

2001
Net sales                                          $ 20,734,946       $ 20,640,586       $23,289,062      $ 23,330,839
Cost of goods sold (exclusive of depreciation
   and amortization)                                 16,997,571         16,060,945        18,060,400        18,063,334
Selling, general and administrative expenses          2,452,916          2,560,438         2,678,604         3,242,150
Depreciation and amortization                         1,647,371          1,724,835         1,648,396         1,744,507
Net (loss) earnings                                    (716,328)          (313,186)          101,109          (212,769)
(Loss) earnings per share of common stock:
     Basic:
        Net (loss) earnings                        $      (0.10)      $      (0.04)      $      0.01      $      (0.03)
     Diluted:
        Net (loss) earnings                        $      (0.10)      $      (0.04)      $      0.01      $      (0.03)

                            PVC Container Corporation

                 Schedule II - Valuation and Qualifying Accounts

          COLUMN A                 COLUMN B                COLUMN C               COLUMN D        COLUMN E
          --------                 --------                --------               --------        --------
                                                          ADDITIONS
                                                  -------------------------       AMOUNT
                                                                 CHARGED TO       WRITTEN
                                    BALANCE       CHARGED TO       OTHER            OFF           BALANCE
                                  BEGINNING       COSTS AND       ACCOUNTS        AGAINST         END OF
        DESCRIPTION                OF YEAR        EXPENSES      (DESCRIBED)       RESERVE          YEAR
        -----------                -------        --------      -----------       -------          ----
Valuation accounts deducted
  from assets to which they
  apply:

   June 30, 2002:
      Accounts receivable        $2,012,000      $  874,000                      $1,916,000      $  970,000
      Inventory                     710,000       1,137,000                         692,000       1,155,000

   June 30, 2001:
      Accounts receivable         1,010,000       1,135,000                         133,000       2,012,000
      Inventory                     587,000         909,000                         786,000         710,000

   June 30, 2000:
      Accounts receivable           956,000         860,000                         806,000       1,010,000
      Inventory                     442,000         585,000                         440,000         587,000