Form 10-Q
period 2002-09-30
PVC CONTAINER CORP
filed 2002-11-14
CIK 81288

                                                                         PART I
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2002

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

           For the transition period from ___________________________
                       to ________________________________

                         COMMISSION FILE NUMBER 0-30067

                           PVC CONTAINER CORPORATION
             ______________________________________________________
             (Exact name of registrant as specified in its charter)

                  Delaware                                 13-2616435
   _______________________________________         ____________________________
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

               2 Industrial Way West, Eatontown, New Jersey 07724
      ___________________________________________________________________
             (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code (732) 542-0060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        Class                        Outstanding at September 30, 2002
_____________________            _________________________________________
Common $.01 par value                         7,042,393 shares

                                                                         Part I

                                    CONTENTS

                                                                          PAGE
                                                                           NO.
                                                                          -----

PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets-September 30, 2002 (Unaudited) and
             June 30, 2002                                                    3

         Consolidated Statements of Operations-Three Months Ended
             September 30, 2002 and 2001 (Unaudited)                          4

         Consolidated Statements of Cash Flows-Three Months Ended
             September 30, 2002 and 2001 (Unaudited)                          5

         Notes to Consolidated Financial Statement(Unaudited)                 6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        12

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk  13

Part II. Other Information

         Item 4.  Controls and Procedures                                    14

         Item 6.  Exhibits and Reports on Form 8-K                           14

         Signatures                                                          15

         Certification                                                       16

         Additional Exhibits                                                 18

                                                                         Part I

                           PVC Container Corporation

                          Consolidated Balance Sheets

                                                                             SEPTEMBER           JUNE
                                                                              30, 2002         30, 2002
                                                                           -------------    -------------
                                                                           (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                              $     253,165    $     657,123
    Accounts receivable, net                                                  10,809,661       12,211,388
    Inventories, net                                                          11,336,958       10,935,003
    Prepaid expenses and other current assets                                  1,892,717        1,389,661
    Deferred income taxes                                                      1,282,169        1,728,068
                                                                           -------------    -------------
Total current assets                                                          25,574,670       26,921,243

Properties, plant and equipment at cost, net                                  30,525,882       30,557,983
Goodwill, net of accumulated amortization                                      3,296,298        3,296,298
Other assets                                                                     455,985          479,536
                                                                           -------------    -------------
                                                                           $  59,852,835    $  61,255,060
                                                                           =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                       $   8,056,285    $   7,736,570
    Accrued expenses                                                           3,725,177        3,443,970
    Income taxes payable                                                         137,648          913,548
    Current portion of long-term debt                                          3,229,342        2,992,644
                                                                           -------------    -------------
Total current liabilities                                                     15,148,452       15,086,732

Long-term debt                                                                24,659,529       25,922,049
Interest rate swap                                                               643,605          457,127
Deferred income taxes                                                          1,698,072        1,779,099

Stockholders' equity:
    Preferred stock, par value $1.00, authorized 1,000,000 shares, none issued
    Common stock, par value $.01, authorized 10,000,000 shares,
       7,044,655 shares issued as of September 30, 2002 and
       June 30, 2002                                                              70,446           70,446
    Capital in excess of par value                                             3,810,981        3,810,981
    Retained earnings                                                         14,206,272       14,407,697
    Accumulated other comprehensive loss                                        (379,727)        (274,276)
    Treasury stock, at cost (2,262 shares at September 30, 2002
       and June 30, 2002)                                                         (4,795)          (4,795)
                                                                           -------------    -------------
Total stockholders' equity                                                    17,703,177       18,010,053
                                                                           -------------    -------------
                                                                           $  59,852,835    $  61,255,060
                                                                           =============    =============

See accompanying notes.

                                                                         Part I
                           PVC Container Corporation

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                    SEPTEMBER 30
                                                                                 2002            2001
                                                                            -------------    -------------
Net sales                                                                   $  20,873,285    $  19,410,048

COST AND EXPENSES:
    Cost of goods sold (exclusive of depreciation and amortization
       expense shown separately below)                                         17,079,858       15,596,074
    Selling, general and administrative expenses                                2,277,619        2,388,805
    Depreciation and amortization                                               1,461,242        1,554,425
                                                                            -------------    -------------
                                                                               20,818,719       19,539,304
                                                                            -------------    -------------
Income (loss) from operations                                                      54,566         (129,256)

Other income (expense):
    Interest expense                                                             (482,795)        (622,059)
    Interest income                                                                     -           10,893
    Other income                                                                   86,830            7,650
                                                                            -------------    -------------
                                                                                 (395,965)        (603,516)
                                                                            -------------    -------------
Loss before benefit for income taxes                                             (341,399)        (732,772)

Benefit for income taxes                                                          139,974          249,142
                                                                            -------------    -------------
Net loss                                                                    $    (201,425)   $    (483,630)
                                                                            =============    =============

Net loss per share (basic and diluted)                                      $        (.03)   $        (.07)
                                                                            =============    =============

Weighted average number of shares of common stock
    used in computing basic and diluted net loss per share                      7,042,393        7,044,655
                                                                            =============    =============

See accompanying notes.

                                                                         Part I
                           PVC Container Corporation

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                             THREE MONTHS ENDED
                                                                                 SEPTEMBER 30
                                                                             2002            2001
                                                                          -----------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                  $  (201,425)   $    (483,630)
Adjustments to reconcile net loss to net cash provided
    by operating activities:
       Depreciation and amortization                                        1,461,242        1,554,425
       Amortization of deferred financing costs                                19,127          (10,294)
       Deferred income taxes                                                  445,899         (145,858)
       Changes in assets and liabilities:
           Accounts receivable, net of allowances                           1,401,727        2,102,287
           Inventories                                                       (401,955)       1,297,503
           Prepaid expenses and other current assets                         (503,056)        (430,610)
           Other assets                                                         4,424          116,823
           Accounts payable and accrued expenses                              600,922         (565,786)
           Income taxes payable                                              (775,900)
                                                                          -----------    -------------
Net cash provided by operating activities                                   2,051,005        3,434,860

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                       (1,429,141)        (340,134)
                                                                          -----------    -------------
Net cash used in investing activities                                      (1,429,141)        (340,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                                1,736,000
Payments of long-term debt                                                 (2,761,822)      (3,509,990)
                                                                          -----------    -------------
Net cash used in financing activities                                      (1,025,822)      (3,509,990)
                                                                          -----------    -------------

Net decrease in cash and cash equivalents                                    (403,958)        (415,264)
Cash and cash equivalents at beginning of period                              657,123          501,708
                                                                          -----------    -------------
Cash and cash equivalents at end of period                                $   253,165    $      86,444
                                                                          ===========    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                             $   480,653    $     535,164
                                                                          ===========    =============

Income taxes paid                                                         $   635,925    $      48,770
                                                                          ===========    =============

See accompanying notes.

                                                                         Part I

                           PVC Container Corporation

                   Notes to Consolidated Financial Statements

Note 1   Description of Business

         General

         PVC Container Corporation (the "Company") was incorporated in Delaware on June 14, 1968. The Company's major business activity consists of the manufacture and sale of a line of plastic bottles ("bottles") made from polyvinyl chloride ("PVC") compounds, high-density Polyethylene ("HDPE") polyethylene terephthalate ("PET') resins. The Company sells these bottles through Novapak Corporation ("Novapak") which is a wholly-owned subsidiary of the Company. Some of the HDPE bottles are fluorinated to improve the chemical resistance and barrier properties of the containers manufactured by the Company's wholly-owned subsidiary known as Airopak Corporation ("Airopak"). All of these bottles are used primarily for the packaging of cosmetics, toiletries, foods, household chemicals, lawn and garden and industrial chemical products.

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

Note 2   Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying consolidated financial statements contain all

                                                                         Part I

                           PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)

         adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2002, and the results of operations and cash flows for the three month periods ended September 30, 2002 and 2001.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2002.

         Diluted earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method.

         The accompanying consolidated financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries Novapac Corporation, Novatec Plastics Corporation, Marpac Industries, Inc., Airopak Corporation and PVC Container International Sales Corporation, a foreign sales company incorporated in the U.S. Virgin Islands on March 1, 1993. All intercompany accounts have been eliminated.

Note 3   Impact of Recently Issued Accounting Standards

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted this statement effective July 1, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company's financial position, results of operations or cash flows.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model, based upon the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived

                                                                         Part I

                           PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)

         Assets to be Disposed of," for long-lived assets to be disposed of by sale and addresses significant implementation issues. The Company adopted this statement effective July 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position, results of operations or cash flows.

         In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections (FAS 145). For most companies, FAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FAS 4. Extraordinary treatment is required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended FAS 13 for certain sales-leaseback and sublease accounting. The Company adopted the provisions of FAS 145 effective May 15, 2002.

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

Note 4 In June 2001, the Financial Accountings Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment upon adoption with completion of testing within one year of adoption and at least annually thereafter. The Company, as required,

                                                                         Part I

                           PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)

         adopted SFAS No. 142 beginning July 1, 2002. If the Company had adopted SFAS No. 142 in the beginning of fiscal 2002, net loss for the three month period ended September 30, 2001 would have decreased by approximately $48,000 ($.01 per share). Such amortization expense totaled $290,000 in fiscal 2002. The Company is testing goodwill, trademarks and intangibles for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company completed the first step of the initial required impairment tests of goodwill and intangibles and determined that no impairment exists as of the transition testing date.

Note 5   Inventories consist of:

                                                     SEPTEMBER          JUNE
                                                      30, 2002        30, 2002
                                                   -------------    -------------
Raw materials                                      $   4,766,954    $   5,452,207
Finished goods                                         5,953,750        5,341,191
Reserves                                                (973,646)      (1,154,962)
                                                   -------------    -------------
                                                       9,747,058        9,638,436

Molds for resale, in production                        1,142,653          834,621
Supplies                                                 447,247          461,946
                                                   -------------    -------------
Total inventories                                  $  11,336,958    $  10,935,003
                                                   =============    =============

Note 6   PNC Bank Agreement

         The Company entered into a $43,750,000 senior secured credit facility ("PNC Bank Agreement") with PNC Bank in August 2000. The credit facility is structured as a five year $25,000,000 senior revolving credit facility, a five year $12,183,000 senior term loan, a five year $4,192,000 standby letter of credit and a $2,000,000 capital expenditure line. The credit facility contains annual minimum equity and fixed charge coverage covenants which the Company was in compliance with at September 30, 2002.

                                                                         Part I
                           PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)

         The Term Notes bear interest at LIBOR plus 300 basis points and the revolving line bears interest at LIBOR plus 250 basis points. The Company entered into interest-rate swap agreements to effectively convert a portion of the floating Term Note debt interest to a fixed rate. The $2 million capital expenditure line of credit bears interest at LIBOR plus 300 basis points. Borrowings under the PNC Bank Agreement totaled approximately $15.6 million at September 30, 2002.

Note 7 The Company identifies its segments based upon differences in the types of products it sells. The Company currently has two reportable segments: Plastic Containers and Compound. The Plastic Containers segment manufactures custom designed PET, HDPE and PVC containers mainly for cosmetics, toiletries, foods, household chemicals, lawn and garden and industrial chemical products. The Compound segment manufactures PVC compound for use by the Company as well as external customers. The external use of the PVC compound is for extruded profiles and accessories, furniture, molding and other indoor fixtures, and molded electrical and electronic housings.

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

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30
                                                            2002              2001
                                                       ------------------------------
Net revenues:
   Company total                                       $   6,182,470    $   5,395,519
   Intersegment revenue - Compound                        (1,872,711)      (1,799,086)
                                                       ------------------------------
   Revenues from external customers - Compound             4,309,759        3,596,433
   Plastic Containers                                     16,563,526       15,813,615
                                                       ------------------------------
Total consolidated net revenues                        $  20,873,285    $  19,410,048
                                                       ==============================

                                                                          Part I
                           PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)

                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30
                                                            2002             2001
                                                       ------------------------------

Net income (loss):
   Compound                                            $     221,953    $     229,464
   Plastic Containers                                       (423,378)        (713,094)
                                                       ------------------------------
Total consolidated net loss                            $    (201,425)   $    (483,630)
                                                       ==============================

Total assets:
   Compound                                            $   6,175,064    $   6,789,829
   Plastic Containers                                     53,677,771       56,879,193
                                                       ------------------------------
Total consolidated assets                              $  59,852,835    $  63,669,022
                                                       ==============================

Note 8   Comprehensive Loss

         The following table sets forth comprehensive loss for the three month periods ended September 30, 2002 and 2001:

                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30
                                                           2002               2001
                                                       ------------------------------

Net loss                                               $  (201,425)       $  (483,630)
Unrealized loss on interest rate swap, net of
  taxes                                                   (105,451)          (118,769)
                                                       ------------------------------
Comprehensive Loss                                     $  (306,876)       $  (602,399)
                                                       ==============================

                                                                          Part I
                           PVC CONTAINER CORPORATION

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales for the three month period ended September 30, 2002 were $20,873,000 as compared to $19,410,000 for the three month period ended September 30, 2001, representing an increase of approximately 7.5%. The increase in revenue compared to the prior year was due to the increased demand in both the Company's plastic container and compound segments by 4.7% and 19.8% respectively for the three months ended September 30, 2002.

Cost of goods sold for the three months ended September 30, 2002 was $17,080,000 or 81.8% of net sales as compared to $15,596,000 or 80.4% of net sales for the three months ended September 30, 2001. This increase is mainly attributed to lower margins in the bottle segment caused by increased material costs and expenses associated with the start up of new capacity. Margins remained constant within our compound segment.

Selling, General and Administrative expenses ("SG&A") decreased by $111,000 in the first quarter of fiscal 2003 compared to the same period in the prior year. For the quarter ended September 30, 2002, SG&A expenses were $2,278,000 or 10.9% of net sales, as compared to $2,389,000 or 12.3% of net sales for the quarter ended September 30, 2001. This decrease is mainly attributed to reduced personnel costs in both our marketing and administrative function through reorganization to increase efficiencies in both areas.

Depreciation and Amortization expense decreased to a level of $1,461,000 for the three months ended September 30, 2002 as compared to $1,554,000 for the three month period ended September 30, 2001. The primary cause for the reduction during the quarter ended September 30, 2002 is the effect of certain manufacturing assets becoming fully depreciated in the current fiscal year, and the non-amortization of goodwill provision in accordance with the adoption of SFAS 142.

Income from operations increased $184,000 during the three month period ended September 30, 2002 as compared to the same period a year ago. For the three month period ended September 30, 2002, income from operations was $55,000 or .3% of net sales as compared to a net loss from operations of $(129,000) or (.07%) of net sales for the three month period ended September 30, 2001. The increase in operating income is principally the result of reduced depreciation and SG&A expenses along with continued emphasis on cost containment and reductions in manufacturing overhead.

Net interest expense decreased $139,000 for the quarter ended September 30, 2002 as compared to the same quarter last year. This decrease is attributable to lower interest rates and reduced borrowings for working capital requirements.

Net loss for the quarter ended September 30, 2002 decreased to $(201,000) or $(.03) on a diluted earnings per share basis as compared to $(484,000) or $(.07) on a diluted earnings per share basis for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Because management generally does not monitor liquidity and capital resources on a segment basis, this discussion is presented on a consolidated basis.

The Company's liquidity position and working capital remain adequate for the three month period ended September 30, 2002. Working capital at September 30, 2002 decreased $1,408,000 to $10,427,000 compared to $11,835,000 as of June 30,
2002. The current ratio of assets to liabilities decreased from 1.8 to 1.7 at September 30, 2002 primarily attributed to reduced levels of accounts receivable.

For the three month period ended September 30, 2002, the Company generated net cash from operating activities of $2,051,000 and $1,736,000 from proceeds from additional long term debt. These funds were primarily used to acquire capital assets of $1,429,000, and reduce long term debt by $2,762,000.

Cash provided from inventories during the three month period ended September 30, 2002 was $402,000, an increase of $1,700,000 from the corresponding period of the prior year. This increase is primarily attributed to increased production in the first quarter of fiscal 2003 related to anticipated additional backlog of sales for the ensuing quarters.

Cash provided from accounts payable and accrued expenses during the three month period ended September 30, 2002 was $601,000, an increase of $1,200,000 from the corresponding period of the prior year. This increase is primarily related to the increased inventory discussed above.

Cash used for income taxes during the three month period ended September 30, 2002 was $776,000, representing the Company's estimated tax prepayments for fiscal 2003.

Net assets held for sale totaled approximately $500,000. During fiscal 2002, the Company reduced the carrying value of such assets to reflect the estimated fair value less disposal costs. Management expects to sell this facility and receive proceeds which will approximate the carrying value during fiscal 2003.

The Company's short term liquidity and short term capital resources are adequate for timely payment to trade and other creditors. The Company's sources of credit are sufficient to meet its working capital and capital needs in the foreseeable future. At September 30, 2002, the Company had unused sources of liquidity consisting of cash and cash equivalents of $253,000 and the availability of the unused credit under a revolving credit facility of $8,947,000.

The Company utilizes its revolving loan facilities for seasonal working capital needs and for other general corporate purposes. Amounts available under the Company's revolving loan facilities in excess of its seasonal working capital needs are available to the Company to pursue its growth strategy and for other permitted purposes.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

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

PART II - OTHER INFORMATION

Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has conducted an evaluation of the effectiveness of its disclosure controls and procedures as defined in Rule 13a-14 under the Securities Exchange Act of 1934, as of a date (the "evaluation date") within ninety (90) days prior to the filing date of this report. Based upon that evaluation, the Company, as of the evaluation date, believes disclosed controls and procedures were effective in ensuring that all material information relating to the Company, including its consolidated subsidiaries, required to be filed in this quarterly report has been made known in a timely manner.

Changes in Internal Controls

There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.

Item 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits

         99.1 Certification of Phillip L. Friedman, President, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification of Jeffrey A. Shapiro, Senior Vice President, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         Report on Form 8-K was filed by the Registrant during the three months ended September 30, 2002: Certification of the Chief Executive Officer and the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 96 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2002                    PVC Container Corporation
                                           /s/ Phillip L. Friedman
                                           Phillip L. Friedman
                                           President and Chief Executive Officer

                                 CERTIFICATIONS
                  Certification of Principal Executive Officer

I, Phillip L. Friedman, President, Chief Executive Officer of PVC Container Corporation, certify that:

1) I have reviewed this quarterly report on Form 10-Q of PVC Container Corporation;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/  Phillip L. Friedman

Name:  Phillip L. Friedman
Title: President and Chief Executive Officer
Date:  November 12, 2002

                                 CERTIFICATIONS
                       Certification of Financial Officer

I, Jeffrey A. Shapiro, Senior Vice President and Chief Financial Officer of PVC Container Corporation, certify that:

6) I have reviewed this quarterly report on Form 10-Q of PVC Container Corporation;

7) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

8) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

9) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

10) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

11) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Jeffrey A. Shapiro
Name: Jeffrey A. Shapiro
Title: Senior Vice President and Chief Financial Officer
Date: November 12, 2002