Form 10-Q
period 2002-12-31
PVC CONTAINER CORP
filed 2003-02-14
CIK 81288

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

           For the quarterly period ended  December 31, 2002
                                           ------------------------

           ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

           For the transition period from
                                          -----------------------------
                               to
                                  -----------------------

                         Commission File Number   0-30067
                                                -------------

                            PVC Container Corporation
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                         13-2616435
    ------------------------------------   -----------------------------
       (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)          Identification No.)


               2 Industrial Way West, Eatontown, New Jersey 07724
        ----------------------------------------------------------------
             (Address of principal executive offices and zip code)

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

                                              Yes   X          No
                                                  ----           ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


             Class                       Outstanding at December 31, 2002
    ---------------------              -------------------------------------
    Common $.01 par value                        7,042,393 shares

                                                                      Part I


                                    Contents


                                                                             Page
                                                                              No.
                                                                            ------
Part I.   Financial Information


          Consolidated Balance Sheets-December 31, 2002 and June 30, 2002     3


          Consolidated  Statements of Operations-Three  Months Ended
           December 31, 2002 and 2001 and Six Months Ended December 31, 2002
           and 2001                                                           4


          Consolidated Statements of Cash Flows-Six Months Ended
             December 31, 2002 and 2001                                        5


          Notes to Consolidated Financial Statements                          6-11


          Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               12-13


          Item 3.  Quantitative and Qualitative Disclosure About Market Risk   14


Part II.  Other Information


          Item 4. Controls and Procedures                                      14


          Item 6. Exhibits and Reports on Form 8-K                           14-15


          Signatures                                                           16


          Certification                                                      17-18


          Additional Exhibits                                                19-20



                                                                          Part I

                            PVC Container Corporation

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                            December           June
                                                                            31, 2002         30, 2002
                                                                        -----------------------------------
 Assets
 Current assets:
  Cash and cash equivalents                                                $     307,514    $     657,123
  Accounts receivable, net                                                     9,502,302       12,211,388
  Inventories                                                                 12,088,755       10,935,003
  Prepaid expenses and other current assets                                    1,824,594        1,389,661
  Deferred income taxes                                                        1,282,169        1,728,068
                                                                        -----------------------------------
 Total current assets                                                         25,005,334       26,921,243

 Properties, plant and equipment at cost, net                                 30,496,956       30,557,983
 Goodwill, net of accumulated amortization                                     3,296,298        3,296,298
 Other assets                                                                    431,116          479,536
                                                                        -----------------------------------
                                                                             $59,229,704      $61,255,060
                                                                        ===================================
 Liabilities and stockholders' equity
 Current liabilities:
  Accounts payable                                                          $  8,237,895     $  7,736,570
  Accrued expenses                                                             3,301,239        3,443,970
  Income taxes payable                                                                 -          913,548
  Current portion of long-term debt                                            3,211,232        2,992,644
                                                                        -----------------------------------
 Total current liabilities                                                    14,750,366       15,086,732

 Long-term debt                                                               24,331,658       25,922,049
 Interest rate swap                                                              613,562          457,127
 Deferred income taxes                                                         1,710,390        1,779,099

 Stockholders' equity:
  Preferred stock, par value $1.00; authorized 1,000,000 shares, none issued Common stock, par value $.01; authorized
    10,000,000 shares, 7,044,655 shares issued and outstanding
    as of December 31, 2002 and June 30, 2002                                     70,446           70,446
  Capital in excess of par value                                               3,810,981        3,810,981
  Retained earnings                                                           14,309,098       14,407,697
  Accumulated other comprehensive loss                                          (362,002)        (274,276)
  Treasury stock, at cost (2,262 shares at  December 31,
    2002 and June 30, 2002)                                                       (4,795)          (4,795)
                                                                        -----------------------------------
 Total stockholders' equity                                                   17,823,728       18,010,053
                                                                        -----------------------------------
                                                                             $59,229,704      $61,255,060
                                                                        ===================================

See accompanying   notes.                                                      3

                                                                      Part I
                            PVC Container Corporation

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three months ended                     Six months ended
                                                            December 31                           December 31
                                               ---------------------------------------------------------------------------
                                                       2002              2001               2002               2001
                                               ---------------------------------------------------------------------------
Net sales                                            $20,540,224       $17,789,833        $41,413,509        $37,199,881

Cost and expenses:
   Cost of goods sold (exclusive of
     depreciation and amortization
     expense shown separately below)                  16,046,996        13,619,947         33,126,854         29,216,021
   Selling, general and administrative
     expenses
                                                       2,342,921         2,479,907          4,620,540          4,868,712
   Depreciation and amortization                       1,490,371         1,562,216          2,951,613          3,116,641
                                               ---------------------------------------------------------------------------
                                                      19,880,288        17,662,070         40,699,007         37,201,374
                                               ---------------------------------------------------------------------------
Income (loss) from operations                            659,936           127,763            714,502             (1,493)

Other (expense) income:
   Interest expense                                     (478,004)         (567,985)          (960,799)        (1,190,044)
   Other (expense) income                                 (7,650)           57,261             79,180             75,804
                                               ---------------------------------------------------------------------------
                                                        (485,654)         (510,724)          (881,619)        (1,114,240)
                                               ---------------------------------------------------------------------------
Income (loss) before benefit for
   income taxes
                                                         174,282          (382,961)          (167,117)        (1,115,733)

(Provision) benefit for income taxes                     (71,456)          130,208             68,518            379,350
                                               ---------------------------------------------------------------------------
Net income (loss)                                    $   102,826       $  (252,753)       $   (98,599)      $   (736,383)
                                               ===========================================================================

Net income (loss) per share (basic
   and diluted)
                                                            $.01             $(.04)             $(.01)             $(.10)
                                               ===========================================================================

See accompanying notes.

                                                                       Part I
                            PVC Container Corporation

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    Six months ended
                                                                                       December 31
                                                                                2002                2001
                                                                         ----------------------------------------
Cash flows from operating activities
Net loss                                                                     $     (98,599)      $   (736,383)
Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation and amortization                                               2,951,613          3,116,641
     Amortization of deferred financing costs                                       41,046             18,967
     Deferred income taxes                                                         445,899           (145,858)
     Gain on sale of building                                                            -            (40,952)
     Changes in assets and liabilities:
       Accounts receivable, net of allowances                                    2,709,086          4,682,965
       Inventories                                                              (1,153,752)         1,421,876
       Prepaid expenses and other current assets                                  (434,933)          (772,567)
       Other assets                                                                  7,374            196,112
       Accounts payable and accrued expenses                                       358,595         (2,409,746)
       Income taxes payable                                                       (913,548)                 -
                                                                         ----------------------------------------
 Net cash provided by operating activities                                        3,912,781          5,331,055

Cash flows from investing activities
Capital expenditures                                                            (2,890,587)          (673,950)
Proceeds from sale of building                                                           -            112,618
                                                                         ----------------------------------------
Net cash used in investing activities                                           (2,890,587)          (561,332)

Cash flows from financing activities
Proceeds from long-term debt                                                     1,736,000            445,333
Payments of long-term debt                                                      (3,107,803)        (5,569,103)
                                                                         ----------------------------------------
Net cash used in financing activities                                           (1,371,803)        (5,123,770)
                                                                         ----------------------------------------

Net decrease in cash and cash equivalents                                         (349,609)          (354,047)
Cash and cash equivalents at beginning of period                                   657,123            501,708
                                                                         ----------------------------------------
Cash and cash equivalents at end of period                                    $    307,514      $     147,661
                                                                         ========================================

Supplemental disclosures of cash flow information
Interest paid                                                                 $    954,514      $   1,286,364
                                                                         ========================================
Income taxes paid                                                             $    942,945      $     108,970
                                                                         ========================================

See accompanying notes.                                                        5

                                                                          Part I
                           PVC Container Corporation

                   Notes to Consolidated Financial Statements



Note 1   Description of Business

         General

         PVC Container Corporation (the "Company") was incorporated in Delaware in 1968. The Company's major business activity consists of the manufacture and sale of a line of plastic bottles ("bottles") made from polyvinyl chloride ("PVC") compounds, high-density Polyethylene ("HDPE") and polyethylene terephthalate ("PET') resins. The Company sells these bottles through Novapak Corporation, which is a wholly-owned subsidiary. Another wholly-owned subsidiary Airopak Corporation, produces bottles that are fluorinated to improve the chemical resistance and barrier properties. All of these bottles are used primarily for the packaging of cosmetics, toiletries, foods, household chemicals, lawn and garden and industrial chemical products.

         The Company produces and sells PVC compounds through its wholly-owned subsidiary, Novatec Plastics Corporation, Inc. These compounds are used by the Company or sold to other plastic bottle manufacturers whose products compete with those produced by the Company.

         During the last several years, the Company has endeavored to diversify its PVC compound business. For example, the Company has developed and begun to sell several categories of specialty PVC compounds for non-bottle applications including extruded profiles and accessories, furniture, molding and other indoor fixtures, and a variety of injection molded electrical and electronic housings.

Note 2   Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2002, and the results of operations and cash flows for the six month periods ended December 31, 2002 and 2001.

                                                                          Part I


                           PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)



         While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2002.

         Diluted earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. The weighted-average number of shares of Common Stock used in computing basic and diluted net income (loss) per share were 7,042,393 for the three and six month periods ended December 31, 2002 and 7,044,655 for the three and six month periods ended December 31, 2001.

         The accompanying consolidated financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries Novapac Corporation, Novatec Plastics Corporation, Marpac Industries, Inc., Airopak Corporation, and PVC Container International Sales Corporation, a foreign sales company incorporated in the U.S. Virgin Islands in 1993. All intercompany accounts have been eliminated.

Note 3   Impact of Recently Issued Accounting Standards

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted this statement effective July 1, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

                                                                          Part I

                           PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)




         statement effective July 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position, results of operations or cash flows.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections (FAS 145). For most companies, FAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FAS 4. Extraordinary treatment is required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended FAS 13 for certain sales-leaseback and sublease accounting. The Company adopted the provisions of FAS 145 effective May 15, 2002.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supersedes the guidance provided by the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Since this statement only affects the timing of the recognition of the liabilities to be incurred if an entity decides to exit or dispose of a particular activity, the Company does not expect that the adoption of SFAS No. 146 will have a material impact on its financial position, results of operations or cash flows.

 Note 4 In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment within one year of adoption and at least annually thereafter. The Company, as required, adopted SFAS No. 142 beginning July 1, 2002. If the Company had adopted SFAS No. 142 in the beginning of fiscal 2002, net loss for the six month period ended December 31, 2001 would have decreased by approximately $96,000 ($.01 per share). Such amortization expense totaled

                                                                          Part I
                           PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)




         $290,000 for the twelve months ended June 30, 2002. The Company is testing goodwill and intangibles for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company completed the first step of the initial required impairment tests of goodwill and intangibles and determined that no impairment exists as of the transition testing date.

Note 5   Inventories consist of:
                                              December       June
                                             31, 2002      30, 2002
                                          ------------------------------
         Raw materials                     $ 5,307,431    $ 5,452,207
         Finished goods                      6,176,238      5,341,191
         Reserves                             (993,761)    (1,154,962)
                                          ------------------------------
                                            10,489,908      9,638,436

         Molds for resale, in production     1,156,341        834,621
         Supplies                              442,506        461,946
                                          ------------------------------
         Total inventories                 $12,088,755    $10,935,003
                                          ==============================

Note 6   PNC Bank Agreement

         The Company entered into a $43,750,000 senior secured credit facility ("PNC Bank Agreement") with PNC Bank in August 2000. The credit facility is structured as a five year $25,000,000 senior revolving credit facility, a five year $12,183,000 senior term loan, a five year $4,192,000 standby letter of credit and a $2,000,000 capital expenditure line. The credit facility contains annual minimum equity and fixed charge coverage covenants with which the Company was in compliance at December 31, 2002.

         The term loan bears interest at LIBOR plus 300 basis points and the revolving line bears interest at LIBOR plus 250 basis points. The Company entered into interest-rate swap agreements to effectively convert a portion of the floating term loan debt interest to a fixed rate. The $2 million capital expenditure line of credit bears interest at LIBOR plus 300 basis points. Borrowings under the PNC Bank Agreement totaled approximately $15.6 million at December 31, 2002.

                                                                          Part I


                           PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)




Note 7 The Company currently has two reportable segments identified by product type: Plastic Containers and Compound. The Plastic Containers segment manufactures custom designed PET, HDPE and PVC containers mainly for cosmetics, toiletries, foods, household chemicals, lawn and garden and industrial chemical products. The Compound segment manufactures PVC compound for use by the Company and sale to external customers.

         The reportable segments are each managed separately due to their different manufacturing processes and the different strategic markets in which each operates. The Company evaluates each segment's performance based on profit or loss from operations before income taxes. The accounting policies for the reportable segments are the same as those for the Company. Intersegment sales and transfers are recorded at market prices.

         Information on segments and a reconciliation to consolidated totals are as follows:

                                                                        Six months ended
                                                                           December 31
                                                             ----------------------------------------
                                                                     2002               2001
                                                             ----------------------------------------
         Net revenues:
            Company total                                      $     10,618,631     $     9,585,877
            Intersegment revenue - Compound                          (3,577,754)         (2,534,545)
                                                             ----------------------------------------
            Revenues from external customers - Compound               7,040,877           7,051,332
            Plastic Containers                                       34,372,632          30,148,549
                                                             ----------------------------------------
         Total consolidated net revenues                       $     41,413,509     $    37,199,881
                                                             ========================================

         Net income (loss):
            Compound                                           $        364,666     $       539,530
            Plastic Containers                                         (463,265)         (1,275,913)
                                                             ----------------------------------------
         Total consolidated net loss                           $        (98,599)    $      (736,383)
                                                             ========================================

         Total assets:
            Compound                                           $      6,081,368     $     6,615,284
            Plastic Containers                                       53,148,336          53,343,246
                                                             ----------------------------------------
         Total consolidated assets                             $     59,229,704     $    59,958,530
                                                             ========================================

                                                                          Part I

                           PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)




Note 8   Comprehensive Income (Loss)

         The following table sets forth comprehensive loss for the three and six month periods ended December 31, 2002 and 2001:

                                                   Three months ended              Six months ended
                                                      December 31                     December 31
                                                    2002         2001             2002           2001
                                           -----------------------------   -----------------------------
         Net income (loss)                        $102,826    $(252,753)        $(98,599)      $(736,383)
         Unrealized gain (loss) on
          interest rate swap,
          net of taxes                              17,725       50,019          (87,726)        (68,750)
                                           -----------------------------   ------------------------------
         Comprehensive income (loss)             $120,551     $(202,734)       $(186,325)      $(805,133)
                                           =============================    =============================

                                                                          Part I

                           PVC CONTAINER CORPORATION


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

Net sales for the three month period ended December 31, 2002, increased by 15.5% to $20,540,000, compared to $17,790,000 for the three month period ended December 31, 2001. For the six month period ended December 31, 2002, sales increased by 11.3% to $41,414,000 compared to $37,200,000 for the six month period ended December 31, 2001. The increase in revenue reflects the strong growth in PET bottles. The Company has been engaged in an aggressive expansion of manufacturing capacity for these products over the past six months. General line HDPE and PVC extrusion blown bottles sales were slightly higher than last year. Our Novatec plastic compound segment achieved the same sales volume for the six month period ended December 31, 2002 as it achieved during the same period last year. Counteracting these positive results, the Company's technical and specialty bottle group experienced a decline in sales due to weak performance in the office copier market where many of our containers are used.

Cost of goods sold for the three months ended December 31, 2002, was $16,047,000, or 78.1% of net sales, as compared to $13,620,000, or 76.6% of net sales, for the three months ended December 31, 2001. For the six months ended December 31, 2002, cost of goods sold was $33,127,000, or 80.0% of net sales, compared to $29,216,000, or 78.5% of net sales for the six months ended December 31, 2001. This increase is mainly attributable to start-up expenses associated with the addition of new capacity in our aggressive expansion of the PET bottle line along with increased material costs.

Selling, general and administrative expenses ("SG&A") decreased by $137,000 for the three month period ended December 31, 2002, and by $248,000 for the six month period ended December 31, 2002, compared to the same periods a year ago. For the quarter ended December 31, 2002, SG&A expenses were $2,343,000, or 11.4% of sales, compared to $2,480,000, or 13.9% of net sales, for the quarter ended December 31, 2001. For the six months ended December 31, 2002, SG&A expenses were $4,621,000, or 11.2% of net sales, compared to $4,869,000, or 13.1% of net sales for the six month period ended December 31, 2001. This decrease is mainly attributable to a reorganization of our marketing and administration functions, which reduced personnel costs in both areas.

Depreciation and amortization expenses decreased to $1,490,000 for the three months ended December 31, 2002, compared to $1,562,000 for the three months ended December 31, 2001. For the six month period ended December 31, 2002, depreciation and amortization expenses were $2,952,000, compared to $3,117,000 for the six month period ended December 31, 2001. There are two reasons for this decline: certain manufacturing assets became fully depreciated in the current fiscal year and management made a concerted effort to defer non-essential capital expenditures.

Income from operations increased $532,000 during the three month period ended December 31, 2002, compared to the same period a year ago. For the three month period ended December 31, 2002, income from operations was $660,000, or 3.2% of net sales, compared to $128,000, or 0.7% of net sales, for the three months ended December 31, 2001. Income from operations for the six month period ended December 31, 2002, increased to $715,000, compared to a loss from operations of $1,500 for the six month period ended December 31, 2001. This increase in operating income is principally the result of reduced depreciation and SG&A expenses along with continued emphasis on containing cost and reducing manufacturing overhead.

Net interest expense decreased $90,000 for the quarter ended December 31, 2002, compared to the same quarter last year. For the three months ended December 31, 2002, interest expense was $478,000, compared to $568,000 for the three month period ended December 31, 2001. For the six months ended December 31, 2002, interest expense was $961,000 compared to $1,190,000 for the six month period ended December 31, 2001. This decrease is attributable to lower interest rates and reduced borrowings for working capital requirements.

Net profit for the quarter ended December 31, 2002 increased to $103,000, or $.01 on a diluted earnings per share basis compared to a net loss of $253,000 or $.04 on a diluted earnings per share basis for the same period a year ago. For the six months ended December 31, 2002, the net loss decreased to $99,000 or $.01 on a diluted earnings per share basis, compared to a net loss of $736,000 or $.10 on a diluted earnings per share basis for the six month period ended December 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Because management generally does not monitor liquidity and capital resources on a segment basis, this discussion is presented on a consolidated basis.

The Company's liquidity position and working capital remain adequate for the six
month period ended December 31, 2002.   Working capital at December 31, 2002,
decreased by $1,580,000 to $10,255,000, compared to $11,835,000 as of June 30,
2002. The current ratio of assets to liabilities decreased from 1.8 to 1.7 at December 31, 2002, and is primarily attributed to reduced levels of accounts receivable.

For the six month period ended December 31, 2002, the Company generated $3,913,000 net cash from operating activities and $1,736,000 from proceeds from additional long term debt. These funds were primarily used to acquire capital assets of $2,891,000, and to reduce long term debt by $3,108,000.

Cash used for inventories during the six month period ended December 31, 2002, was $1,154,000, an increase of $2,576,000 from the corresponding period of the prior year. The Company increased production, and thus spent more to generate inventories, in the first half of fiscal 2003 because management anticipates increased sales in future periods and prefers to avoid shipping delays.

Cash provided from accounts payable and accrued expenses during the six month period ended December 31, 2002, was $359,000, an increase of $2,768,000 from the corresponding period of the prior year. This increase is primarily related to the increased inventory discussed above.

Cash used for income taxes during the six month period ended December 31, 2002, was $914,000, representing the Company's estimated tax payments for fiscal 2003.

Net assets held for sale totaled approximately $500,000. During fiscal 2002, the Company reduced the carrying value of such assets to reflect the estimated fair value less disposal costs. Management expects to sell the Ardmore, Oklahoma facility and receive proceeds that will approximate the carrying value during fiscal 2003.

The Company's short term liquidity and short term capital resources are adequate for timely payment to trade and other creditors. The Company's sources of credit are sufficient to meet its working capital and capital needs in the foreseeable future. At December 31, 2002, the Company had unused sources of liquidity consisting of cash and cash equivalents of $307,000 and the unused credit under a revolving credit facility of $8,227,000.

The Company utilizes its revolving loan facilities for seasonal working capital needs and for other general corporate purposes. Amounts available under the Company's revolving loan facilities in excess of its seasonal working capital needs are available to the Company to pursue its growth strategy and for other permitted purposes.



Item 3:  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Market risks relating to our operations result primarily from changes in interest rates. Interest rate pricing transactions are used only to the extent considered necessary to meet our objectives. We do not utilize derivative financial instruments for trading or other speculative purposes.

Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow and to reduce our overall borrowing cost. We use variable rate swap agreements to manage our exposure to interest rate fluctuations. These agreements effectively convert variable interest rates to fixed rates, enabling the Company to predict interest expense and avoid the risk of dramatic rate fluctuations. We have entered into these agreements with banks under our senior secured credit facility.

PART II - OTHER INFORMATION
---------------------------

Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated the effectiveness of its disclosure controls and procedures, as defined in Rule 13a-14 under the Securities Exchange Act of 1934, as of a date (the "evaluation date") within ninety (90) days prior to the filing date of this report. Based upon that evaluation, the Company, as of the evaluation date, believes disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including its consolidated subsidiaries, required to be filed in this quarterly report has been made known in a timely manner.

Changes in Internal Controls

There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.


Item 6:  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     --------

     99.1 Certification of Phillip L. Friedman, President, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification of Jeffrey A. Shapiro, Senior Vice President, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K
     -------------------
     Report on Form 8-K was filed by the Registrant during the three months ended September 30, 2002: Certification of the Chief Executive Officer and the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 96 of the Sarbanes-Oxley Act of 2002.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registgrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Date:  February 14, 2003           PVC Container Corporation

                                       /s/ Phillip L. Friedman
                                      ---------------------------
                                           Phillip L. Friedman
                                     President and Chief Executive Officer

                                 Certifications
                                 --------------
                  Certification of Principal Executive Officer

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

/s/  Phillip L. Friedman
----------------------------------------------
Name:   Phillip L. Friedman
Title:  President and Chief Executive Officer
Date:   February 14, 2003

                                 Certifications
                                 --------------
                       Certification of Financial Officer

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

/s/  Jeffrey A. Shapiro
---------------------------------------------------------
Name:   Jeffrey A. Shapiro
Title:  Senior Vice President and Chief Financial Officer
Date:   February 14, 2003