Form 10-Q
period 2003-03-31
PVC CONTAINER CORP
filed 2003-05-15
CIK 81288

                                                                          Part I
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the transition period from ____________________
                           to ________________________

                         COMMISSION FILE NUMBER 0-30067

                            PVC CONTAINER CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              13-2616435
-------------------------------                             ------------------
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

                                   Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        Class                                    Outstanding at March 31, 2003
---------------------                            -----------------------------
Common $.01 par value                                  7,042,393 shares

                                                                          Part I
                                    CONTENTS

                                                                                                 PAGE
                                                                                                  NO.
                                                                                                 -----
PART I.   FINANCIAL INFORMATION

          Consolidated Balance Sheets-March 31, 2003 and June 30, 2002                             3

          Consolidated Statements of Operations-Three Months Ended March
             31, 2003 and 2002 and Nine Months Ended March 31, 2003 and
             2002                                                                                  4

          Consolidated Statements of Cash Flows-Nine Months Ended
             March 31, 2003 and 2002                                                               5

          Notes to Consolidated Financial Statements                                              6-12

          Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                 13-14

          Item 3. Quantitative and Qualitative Disclosure About Market Risk                       15

PART II.  OTHER INFORMATION

          Item 4. Controls and Procedures                                                         15

          Item 6. Exhibits and Reports on Form 8-K                                               15-16

          Signatures                                                                              17

          Certification                                                                          18-19

          Additional Exhibits                                                                      20

                                                                          Part I
                            PVC Container Corporation

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                MARCH          JUNE
                                                                               31, 2003       30, 2002
                                                                            -----------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                  $     127,895   $     657,123
 Accounts receivable, net                                                      12,524,574      12,211,388
 Inventories                                                                   13,381,861      10,935,003
 Prepaid expenses and other current assets                                      2,927,907       1,389,661
 Deferred income taxes                                                          1,282,169       1,728,068
                                                                            -----------------------------
Total current assets                                                           30,244,406      26,921,243

Other assets                                                                      384,427         479,536
Goodwill, net of accumulated amortization                                       3,296,298       3,296,298
Properties, plant and equipment at cost, net                                   29,598,008      30,557,983
                                                                            -----------------------------
                                                                            $  63,523,139   $  61,255,060
                                                                            =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                           $   8,293,948   $   7,736,570
 Accrued expenses                                                               3,558,179       3,443,970
 Income taxes payable                                                             329,704         913,548
 Current portion of long-term debt                                              3,367,024       2,992,644
                                                                            -----------------------------
Total current liabilities                                                      15,548,855      15,086,732

Long-term debt                                                                 27,208,898      25,922,049
Interest rate swap                                                                573,068         457,127
Deferred income taxes                                                           1,726,992       1,779,099

Stockholders' equity:
 Preferred stock, par value $1.00, authorized 1,000,000
  shares, none issued
 Common stock, par value $.01, authorized 10,000,000
  shares, 7,044,655 shares issued and outstanding as of
  March 31, 2003 and June 30, 2002, respectively                                   70,446          70,446
 Capital in excess of par value                                                 3,810,981       3,810,981
 Retained earnings                                                             14,926,804      14,407,697
 Accumulated other comprehensive loss                                            (338,110)       (274,276)
 Treasury stock, at cost (2,262 shares at March 31,
  2003 and June 30, 2002)                                                          (4,795)         (4,795)
                                                                            -----------------------------
Total stockholders' equity                                                     18,465,326      18,010,053
                                                                            -----------------------------
                                                                            $  63,523,139   $  61,255,060
                                                                            =============================

See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 MARCH 31                           MARCH 31
                                                     -------------------------------    -------------------------------
                                                         2003               2002            2003               2002
                                                     -------------------------------    -------------------------------
Net sales                                            $ 23,480,297       $ 21,692,023    $ 64,893,806       $ 58,891,904

Cost and expenses:
   Cost of goods sold (exclusive of
     depreciation and amortization
     expense shown separately below)                   17,862,512         15,982,788      50,989,366         45,198,809
   Selling, general and administrative
    expenses                                            2,589,589          2,739,888       7,210,129          7,608,600
   Depreciation and amortization                        1,494,152          1,579,280       4,445,765          4,695,921
                                                     -------------------------------    -------------------------------
                                                       21,946,253         20,301,956      62,645,260         57,503,330
                                                     -------------------------------    -------------------------------
Income from operations                                  1,534,044          1,390,067       2,248,546          1,388,574

Other income (expense):
   Interest expense                                      (487,786)          (511,952)     (1,448,586)        (1,701,996)
   Interest income                                              -              5,541               -             25,093
   Other income                                               700              7,650          79,880             63,902
                                                     -------------------------------    -------------------------------
                                                         (487,086)          (498,761)     (1,368,706)        (1,613,001)
                                                     -------------------------------    -------------------------------
Income (loss) before (provision)
   benefit for income taxes                             1,046,958            891,306         879,840           (224,427)

(Provision) benefit for income taxes                     (429,252)          (303,045)       (360,733)            76,305
                                                     -------------------------------    -------------------------------
Net income (loss)                                    $    617,706       $    588,261    $    519,107       $   (148,122)
                                                     ===============================    ===============================

Earnings per share (basic and diluted)               $        .09       $        .08    $        .07       $       (.02)
                                                     ===============================    ===============================


See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    NINE MONTHS ENDED
                                                                                        MARCH 31
                                                                                2003               2002
                                                                              ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                             $    519,107   $      (148,122)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
     Depreciation and amortization                                               4,445,765         4,695,921
     Deferred financing costs                                                       81,835            57,676
     Deferred income taxes                                                         445,899          (145,858)
     Gain on sale of building                                                            -           (40,952)
     Changes in assets and liabilities:
       Accounts receivable-net of allowances                                      (313,186)        1,541,188
       Inventories                                                              (2,446,858)        1,602,902
       Prepaid expenses and other current assets                                (1,538,246)         (662,498)
       Other assets                                                                 13,274           177,311
       Accounts payable and accrued expenses                                       671,587        (1,179,557)
       Income taxes payable                                                       (583,844)                -
                                                                              ------------------------------
Net cash provided by operating activities                                        1,295,333         5,898,011

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                            (3,485,790)       (1,348,273)
Proceeds from sale of building                                                           -           112,618
                                                                              ------------------------------
Net cash used in investing activities                                           (3,485,790)       (1,235,655)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) from revolving credit line                               1,298,178        (2,890,755)
Payments of long-term debt                                                      (2,385,585)       (2,778,784)
Proceeds from long-term debt                                                     2,748,636           578,467
                                                                              ------------------------------
Net cash provided by (used in) financing activities                              1,661,229        (5,091,072)
                                                                              ------------------------------
Net decrease in cash and cash equivalents                                         (529,228)         (428,716)
Cash and cash equivalents at beginning of period                                   657,123           501,708
                                                                              ------------------------------
Cash and cash equivalents at end of period                                    $    127,895   $        72,992
                                                                              ==============================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                                 $  1,449,166   $     1,791,423
                                                                              ==============================
Income taxes paid                                                             $    944,078   $       204,027
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

Note 2   Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2003, and the results of operations and cash flows for the nine month periods ended March 31, 2003 and 2002.

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

         Diluted earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. The weighted average number of shares of Common Stock used in computing basic and diluted earnings (loss) per share were as follows:

                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                              MARCH 31               MARCH 31
                                       ---------------------   ---------------------
                                          2003        2002        2003        2002
                                       ---------------------   ---------------------
Weighed average common shares
  outstanding used to calculate
  basic earnings (loss) per share      7,042,393   7,044,655   7,042,393   7,044,655
Net effect of dilutive securities
  based upon the treasury stock
  method using an average market
  price                                      719           -         313           -
                                       ---------------------   ---------------------
Weighed average common and dilutive
  securities outstanding used to
  calculate diluted earnings (loss)
  per share                            7,043,112   7,044,655   7,042,706   7,044,655
                                       =====================   =====================

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

                                                                          Part I
                            PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)

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

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections. For most companies, SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. Extraordinary treatment is required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended SFAS 13 for certain sales-leaseback and sublease accounting. The Company adopted the provisions of SFAS 145 effective May 15, 2002.

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

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS 148 amends Statement No. 123, Stock-Based Compensation (SFAS 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both

                                                                          Part I
                            PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)

         annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS 148 are effective for periods ending after December 15, 2002 and have been incorporated as below.

         As permitted by SFAS 123, the Company has elected to follow the intrinsic value method under Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, no compensation expense is recognized at the time of option grant when the exercise price of the Company's employee stock options equals the fair market value of the underlying common stock on the date of grant.

         The following table illustrates the effect on net income (loss) and net income (loss) per common share as if the Company had applied the fair value method to measure stock-based compensation, required under the disclosure provisions of SFAS 123:

                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                             MARCH 31                 MARCH 31
                                       -------------------     ---------------------
                                        2003        2002         2003        2002
                                       -------------------     ---------------------
Net income (loss), as reported         $617,706   $588,261     $519,107    $(148,122)
Stock-based compensation expense
  under fair value reporting, net
  of tax                                   (796)    (4,448)      (3,475)     (31,658)
                                       ---------------------------------------------
Pro forma net income (loss)             616,910    583,813      515,632     (179,780)

Income (loss) per share:
  Net income (loss), as reported:
     Basic                             $    .09   $    .08     $    .07    $    (.02)
     Diluted                           $    .09   $    .08     $    .07    $    (.02)
  Pro forma net income (loss):
     Basic                             $    .09   $    .08     $    .07    $    (.02)
     Diluted                           $    .09   $    .08     $    .07    $    (.02)

Note 4 In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment within one year of adoption and at least annually thereafter. The Company, as required, adopted SFAS No. 142 beginning July 1, 2002. If the Company had adopted SFAS No. 142 in the beginning of fiscal 2002, net loss for the nine month period ended March 31, 2002 would have decreased by approximately $129,638 ($.02 per share-basic and diluted). Such amortization expense totaled $290,000 in fiscal 2002. The Company is testing goodwill for

                                                                          Part I
                            PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)

         impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company completed the first step of the initial required impairment tests in the first half of fiscal 2003 of goodwill and determined that no impairment of goodwill exists as of the transition testing date.

Note 5   Inventories consist of:

                                                MARCH          JUNE
                                              31, 2003       30, 2002
                                            ----------------------------
Raw materials                               $  5,768,525    $  5,452,207
Finished goods                                 6,870,459       5,341,191
Reserves                                      (1,035,865)     (1,154,962)
                                            ----------------------------
Total FIFO inventories                        11,603,119       9,638,436

Molds for resale, in production                1,294,221         834,621
Supplies                                         484,521         461,946
                                            ----------------------------
                                            $ 13,381,861    $ 10,935,003
                                            ============================

Note 6   PNC Bank Agreement

         The Company entered into a $43,750,000 senior secured credit facility ("PNC Bank Agreement") with PNC Bank in August 2000. The credit facility is structured as a five year $25,000,000 senior revolving credit facility, a five year $12,183,000 senior term loan, a five year $4,192,000 standby letter of credit and a $2,000,000 capital expenditure line. The credit facility contains annual minimum equity and fixed charge coverage covenants with which the Company was in compliance at March 31, 2003.

         The term loan bears interest at LIBOR plus 300 basis points and the revolving line bears interest at LIBOR plus 250 basis points. The Company entered into interest-rate swap agreements to effectively convert a portion of the floating term loan debt interest to a fixed rate. The $2 million capital expenditure line of credit bears interest at LIBOR plus 300 basis points. Borrowings under the PNC Bank Agreement totaled approximately $17.8 million at March 31, 2003.

                           PVC Container Corporation

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

         Information on segments and a reconciliation to consolidated totals are as follows:

                                                             NINE MONTHS ENDED
                                                                  MARCH 31
                                                        ----------------------------
                                                          2003              2002
                                                        ----------------------------
Net revenues:
  Company total                                         $15,742,183      $14,785,842
  Intersegment revenue - Compound                        (5,045,019)      (4,069,842)
                                                        ----------------------------
  Revenues from external customers - Compound
                                                         10,697,164       10,716,000
  Plastic containers                                     54,196,642       48,175,904
                                                        ----------------------------
Total consolidated net revenues                         $64,893,806      $58,891,904
                                                        ============================
Net income (loss):
  Compound                                              $   470,868      $   795,359
  Plastic containers                                         48,239         (943,481)
                                                        ----------------------------
Total consolidated net income (loss)                    $   519,107      $  (148,122)
                                                        ============================
Total assets:
  Compound                                              $ 5,793,960      $ 6,771,125
  Plastic containers                                     57,729,179       55,038,552
                                                        ----------------------------
Total consolidated assets                               $63,523,139      $61,809,677
                                                        ============================

                                                                          Part I
                            PVC Container Corporation

             Notes to Consolidated Financial Statements (continued)

Note 8   Comprehensive Income (Loss)

         The following table sets forth comprehensive income (loss) for the three and nine month periods ended March 31, 2003 and 2002:

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                            MARCH 31               MARCH 31
                                       -------------------  ---------------------
                                          2003      2002       2003        2002
                                       -------------------  ---------------------
Net income (loss)                      $617,706   $588,261  $519,107    $(148,122)
Unrealized gain (loss) on interest
  rate swap, net of taxes                23,892     61,877   (63,834)      (6,873)
                                       -------------------  ---------------------
Comprehensive income (loss)            $641,598   $650,138  $455,273    $(154,995)
                                       ===================  =====================

                                                                          Part I
                            PVC CONTAINER CORPORATION

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales for the three month period ended March 31, 2003, increased by 8.2% to $23,480,000, compared to $21,692,000 for the three month period ended March 31, 2002. For the nine month period ended March 31, 2003, sales increased by 10.2% to $64,894,000 compared to $58,892,000 for the nine month period ended March 31, 2002. The increase in revenue reflects the strong growth in PET bottles, a line of business that the Company continues to expand its market share. General line HDPE and PVC extrusion blown bottles sales were slightly higher than last year. Additionally, the Company's technical and specialty bottle group experienced moderate growth during the nine month period ended March 31, 2003 as compared to the same period a year ago. Our Novatec plastic compound segment achieved the same sales volume for the nine month period ended March 31, 2003 as it achieved during the same period last year.

Cost of goods sold for the three months ended March 31, 2003, was $17,863,000, or 76.1% of net sales, as compared to $15,983,000, or 73.7% of net sales, for the three months ended March 31, 2002. For the nine months ended March 31, 2003, cost of goods sold was $50,989,000, or 78.6% of net sales, compared to $45,199,000, or 76.7% of net sales for the nine months ended March 31, 2002. This increase is mainly attributable to start-up expenses associated with the addition of new capacity in our PET bottle line along with increased material costs.

Selling, general and administrative expenses ("SG&A") decreased by $150,000 for the three month period ended March 31, 2003, and by $399,000 for the nine month period ended March 31, 2003, compared to the same periods a year ago. For the quarter ended March 31, 2003, SG&A expenses were $2,590,000, or 11.0% of net sales, compared to $2,740,000, or 12.6% of net sales, for the quarter ended March 31, 2002. For the nine months ended March 31, 2003, SG&A expenses were $7,210,000, or 11.1% of net sales, compared to $7,609,000, or 12.9% of net sales for the nine month period ended March 31, 2002. This decrease is mainly attributable to a reorganization of our marketing and administration functions, which reduced personnel costs in both areas along with a reduction to our provision for bad debts.

Depreciation and amortization expenses decreased to $1,494,000 for the three months ended March 31, 2003, compared to $1,579,000 for the three months ended March 31, 2002. For the nine month period ended March 31, 2003, depreciation and amortization expenses were $4,446,000, compared to $4,696,000 for the nine month period ended March 31, 2002, a decrease of $250,000. This decrease was primarily due to certain manufacturing assets that became fully depreciated in the current fiscal year.

Income from operations increased $144,000 during the three month period ended March 31, 2003, compared to the same period a year ago. For the three month period ended March 31, 2003, income from operations was $1,534,000, or 6.5% of net sales, compared to $1,390,000, or 6.4% of net sales for the three months ended March 31, 2002. Income from operations for the nine month period ended March 31, 2003, increased to $2,249,000, or 3.5% of net sales compared to $1,389,000 or 2.4% of net sales for the nine month period ended March 31, 2002. This increase in operating income is principally the result of reduced depreciation and SG&A expenses along with continued emphasis on containing cost and reducing manufacturing overhead.

Net interest expense decreased $18,000 for the quarter ended March 31, 2003, compared to the same quarter in the prior year. For the three months ended March 31, 2003, net interest expense was $488,000, compared to $506,000 for the three month period ended March 31, 2002. For the nine months ended March 31, 2003, net interest expense was $1,449,000 compared to $1,677,000 for the nine month period ended March 31, 2002, a decrease of $228,000. This decrease is attributable to lower interest rates and reduced borrowings for working capital requirements.

Net income for the quarter ended March 31, 2003 increased to $618,000, or $.09 on a basic and diluted earnings per share basis compared to $588,000 or $.08 on a diluted earnings per share basis for the same period a year ago. For the nine months ended March 31, 2003, net income was $519,000 or $.07 on a basic and diluted earnings per share basis compared to a net loss of $148,000 or $.02 on a basic diluted earnings per share basis for the nine month period ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Because management generally does not monitor liquidity and capital resources on a segment basis, this discussion is presented on a consolidated basis.

The Company's liquidity position and working capital remain adequate for the nine month period ended March 31, 2003. Working capital at March 31, 2003, increased by $2,861,000 to $14,695,000, compared to $11,834,000 as of June 30,
2002. The current ratio of assets to liabilities increased from 1.78 at June 30, 2002 to 1.95 at March 31, 2003, and is primarily attributed to increased inventory and prepaid equipment security deposits.

For the nine month period ended March 31, 2003, the Company generated $1,295,000 net cash from operating activities and $4,047,000 from proceeds from our revolving credit line and additional long term debt. These funds were primarily used to acquire capital assets of $3,486,000, and to reduce long term debt by $2,386,000.

Cash used for inventories during the nine month period ended March 31, 2003, was $2,447,000, an increase of $4,050,000 from the corresponding period of the prior year. The Company increased production, and thus spent more to generate inventories, in the first nine months of fiscal 2003 because management anticipates increased sales in the fourth quarter and prefers to avoid shipping delays.

Cash used for prepaid expenses (primarily equipment security deposits) during the nine month period ended March 31, 2003 was $1,538,000, an increase of $876,000 from the corresponding period of the prior year. The Company has placed orders for additional capital equipment for PET production which will be placed in service during the first quarter of fiscal 2004.

Cash provided from accounts payable and accrued expenses during the nine month period ended March 31, 2003, was $672,000, an increase of $1,851,000 from the corresponding period of the prior year. This increase is primarily related to the increased inventory discussed above.

Cash used for income taxes during the nine month period ended March 31, 2003, was $584,000, representing the Company's provision for estimated tax payments for fiscal 2003.

Net assets held for sale totaled approximately $500,000. During fiscal 2002, the Company reduced the carrying value of such assets to reflect the estimated fair value less disposal costs. Management expects to sell the Ardmore, Oklahoma facility and receive proceeds that will approximate the carrying value during fiscal 2003.

The Company's short term liquidity and short term capital resources are adequate for timely payment to trade and other creditors. The Company's sources of credit are sufficient to meet its working capital and capital needs in the foreseeable future. At March 31, 2003, the Company had unused sources of liquidity consisting of cash and cash equivalents of $128,000 and unused credit under a revolving credit facility of $7,166,000.

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

            Date: May 15, 2003             PVC Container Corporation
                                           /s/ Phillip L. Friedman
                                           Phillip L. Friedman
                                           President and Chief Executive Officer

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

/s/  Phillip L. Friedman

Name:  Phillip L. Friedman
Title: President and Chief Executive Officer
Date:  May 15, 2003

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

/s/  Jeffrey A. Shapiro
Name:  Jeffrey A. Shapiro
Title: Senior Vice President and Chief Financial Officer
Date:  May 15 , 2003