Form 10-K
period 2003-06-30
PVC CONTAINER CORP
filed 2003-10-01
CIK 81288

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

For the fiscal year ended June 30, 2003
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________.

                         COMMISSION FILE NUMBER 0-08791

                            PVC CONTAINER CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                       13-2616435
(STATE OF OTHER JURISDICTION OF                  (IRS EMPLOYER IDENTIFICATION
 INCORPORATION OR ORGANIZATION)                             NUMBER)

 2 Industrial Way West, Eatontown, New Jersey              07724-2202
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

Yes   x     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes   x     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes   x     No

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of the last business day of the registrant's most recently completed second quarter, at a closing price of $1.95 as reported by the OTC Bulletin Board, was approximately $2,140,304.

The number of shares outstanding of the registrant's only class of common stock, as of the latest practicable date, is as follows:

            Class               Outstanding as of September 19, 2003

 Common Stock, $.01 par value               7,042,393

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference into Part III of this Form 10-K: The information statement for the registrant's 2003 annual meeting of stockholders.

                       EXHIBIT INDEX is located at Page 25

                                     PART I

Item 1.     Description of Business.

      General. PVC Container Corporation (the "Company") was incorporated in Delaware on June 14, 1968. The Company's major business activity is the manufacture and sale of plastic bottles and containers made primarily from high-density polyethylene ("HDPE"), polypropylene ("PP"), polyethylene terephthalate ("PET"), and polyvinyl chloride ("PVC") resins. Some of the HDPE bottles are fluorinated to improve the chemical resistance and barrier properties of the containers. The Company's plastic bottle business also produces for small volume, high tolerance technical blow molded containers.

      The Company sells and markets its plastic bottles utilizing three wholly-owned subsidiaries, Novapak Corporation, Airopak Corporation, and Marpac Industries, Inc. Novapak sells a general line of plastic bottles to the personal care, food and household chemical markets. Airopak sells a line of fluorinated containers primarily to the lawn and garden and industrial chemical markets. Marpac provides technical blow molding for markets such as toner copier containers and medical diagnostic equipment. The Company operates in two reportable business segments: Plastic Containers and Compound. Of the Company's fiscal 2003 net sales, approximately 84% were derived from the Plastic Containers segment and approximately 16% were derived from the Compound segment. For additional financial information relating to the Company's reportable business segments, see Note 11 to the Company's Consolidated Financial Statements, which are presented elsewhere in this Annual Report.

            PVC compounds are consumed by the Company to manufacture some of the Company's plastic bottles. These PVC compounds are produced and sold through the Company's wholly owned subsidiary, Novatec Plastics Corporation, Inc. Novatec also manufactures a diverse range of rigid PVC compounds for non-bottle applications ("specialty compounds"), sold to manufacturers of plastic injection molded and extruded products for use in products such as fencing, furniture edgebanding, electrical wiring devices, and electronic housings.

            Sales. The Company's plastic bottles are sold primarily to manufacturers of personal care products, food, household chemicals, and lawn and garden and industrial chemical products, private label manufacturers of similar products, and to bottle distributors who sell to such manufacturers. PVC compounds are consumed internally or sold to other plastic manufacturers. A limited amount of the Company's total sales is made through commissioned sales representatives. During the fiscal year ended June 30, 2003, no one customer accounted for 10% or more of the Company's net sales.

            Sales of the Company's plastic bottles and PVC bottle compounds have accounted for most of the Company's net income; sales of specialty compounds to non-bottle customers have accounted for the remainder of the Company's net income. Plastic bottles are offered in food grade and non-food grade materials, fluorinated or non-fluorinated, in clear and opaque colors and in a range of sizes from one ounce to 225 ounces. The Company produces plastic bottles utilizing its own molds in proprietary designs ("stock bottles") that are of its own design and also produces on a contractual basis plastic bottles in molds owned by the customer, utilizing the customer's designs and specifications.

            The sale of plastic bottles is generally a "regional" business. The majority of the Company's customers are within a 300-mile radius of the Company's manufacturing plants. Freight costs restrict shipping bulky plastic bottles long distances, although customers are willing to pay freight for specialty bottles of a unique design or fluorinated containers that are not available from local manufacturers. In contrast, the Company's PVC compounds, which are sold in the form of plastic pellets and are denser than plastic bottles, can be shipped throughout the continental United States and Canada and tend to be more of a "national" business.

            The Company's business is usually characterized by low customer demand during the months of July and August and the last half of December because buyers' plants often shut down during those periods. Some of the markets in which the Company sells are seasonal, such as Airopak's primary markets of lawn, garden, and agricultural chemicals. These markets are characterized by high demand in the period of December through June and low demand from July through November of each year.

            Manufacturing Operations. The Company utilizes two basic processes to manufacture its plastic bottles - extrusion blow molding ("EBM") and injection stretch blow molding ("ISBM"). Plastic bottles made from HDPE, PP, or PVC resins are manufactured using the EBM process. EBM involves melting the plastic resins in an extruder and forming a plastic tube or parison that is placed inside a two piece blow mold. The mold then closes and clamps around the tube and the tube is blown (inflated) with compressed air against the walls of the mold, forming the bottle to the shape of the mold. Some of the EBM production also incorporates proprietary technology to manufacture fluorinated HDPE plastic bottles.

            The Company's PET bottles are manufactured using a two step ISBM process. This process involves injection molding PET resins into a parison called a preform. These PET preforms are then used in a separate blow molding machine, where they are re-heated and blown into bottles, also utilizing a blow mold.

            The Company also provides a variety of value added services such as bottle decoration. The Company's decorating capabilities include automatic silk screening for multiple color applications, pressure sensitive paper and plastic film labels, and therimage heat transfer labeling.

            The Company operates plastic bottle manufacturing and warehousing facilities in Hazleton, Pennsylvania; Paris, Illinois; Manchester, Pennsylvania; Walterboro, South Carolina; Philmont, New York; and Kingston, New York. However, the Company is transferring most of the personnel and equipment from our Kingston, New York plant to its Philmont, New York facility and converting the Kingston plant to a warehouse on or around October 1, 2003. A description of the Company's plastic bottle facilities are set forth below in Item 2 entitled "Properties."

            The Company manufactures plastic compounds utilizing a two-stage process consisting of mixing a powder blend of various resins and other ingredients in an intensive mixer, and then melting the powder in a compounding extrusion system for pelletizing the final plastic compound products into pellets. Four compounding lines are located in a facility in Eatontown, New Jersey, which began operations in 1982. The Company will purchase small amounts of PVC bottle compounds produced by others for use in manufacturing plastic bottles where customers specify a competing material, but otherwise the capacity of the Company's PVC compounding facility is more than adequate to supply the Company's current requirements. The Company uses its excess PVC compounding capacity to produce PVC bottle compounds and specialty compounds for sale to other plastic processors of PVC bottles and other manufacturers. A description of the Company's compound facility is set forth below in Item 2 entitled "Properties".

            Raw Materials. Since 1982, the Company has manufactured most of the PVC compounds the Company uses to manufacture plastic bottles. The major ingredients of PVC compounds are PVC resins (approximately 85%) and MBS (methacrylate-butadiene-styrene) impact modifiers

(approximately 12%). The balance of the ingredients are heat stabilizers, lubricants, processing aids, and toners (pigments). These materials are readily available from various suppliers.

            The other raw materials used to manufacture plastic bottles are primarily HDPE, PP and PET. The Company believes it is not dependent upon any single supplier for these major raw materials. The Company relies on multi-year supply contracts for the purchase of these raw materials, and believes it will be able to purchase sufficient quantities in the foreseeable future.

            A shortage of petroleum, should it develop, would have a negative effect on the availability and the cost of the raw materials the Company uses. The availability and price of resins has a direct effect on the Company's business. Although sufficient PVC, HDPE, PP, and PET resins are currently available for the Company's operations, no assurance can be given that an adequate supply of plastic resins will be available to the Company in the future. Moreover, the cost of resin can vary, and may have a material impact on the business. The Company has in the past been able to recover the amount of resin price increases by increasing the sales price of its plastic bottles; however, any inability to raise prices in the future could have an adverse impact on the Company's financial results. Prices for PVC as well as HDPE, PP and PET resins are mostly dependent upon the supply and demand of specific plastic resins as well as their monomers and their feedstocks. See "Competition & Marketing" below.

            Inventory. Depending upon the level of demand and scheduling requirements for the Company's products, the Company maintains on average 4-6 weeks of plastic bottles finished goods inventory and approximately 2-3 weeks of plastic compound finished goods inventory. From time to time, depending upon the prices and availability of raw materials, the Company will pre-buy or increase inventory of raw materials from a normal 2-3 week supply to up to a two month supply in order to offset anticipated price increases. During peak sales periods, it is sometimes necessary to store inventory of the Company's products and raw materials in outside warehousing.

            Backlog. Generally, the Company's backlog of unfilled orders ranges from approximately four to six weeks. The amount of unfilled orders was approximately $9,000,000 at June 30, 2003 and June 30, 2002. There can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders.

            Competition and Marketing. The Company believes it is one of approximately thirty manufacturers of plastic bottles in the United States, one of at least five manufacturers of PVC bottle compounds and one of at least five manufacturers of specialty compounds for use in the Company's targeted markets of fencing, furniture, edgebanding, electrical wiring devices, and electronic housings. The dominant manufacturers of plastic bottles are Owens-Brockway, Inc. and Silgan Corp. The dominant manufacturers of PVC bottle compounds and PVC specialty compounds are PolyOne Corporation and Georgia Gulf Corporation. The Company's sales volume, production capacity, and consumption of PVC resin are small compared to its competitors. The Company's major PVC compound competitors are large, integrated petrochemical companies with greater financial resources than the Company. Many of these competitors also manufacture PVC resin.

            The Company principally competes in the plastic bottle market on the basis of quality, customer service, and competitive pricing. The Company believes it produces a relatively high quality product in a timely manner in accordance with customer specifications and requirements, with a high level of customer service. Management believes that these constitute the primary areas in which the Company can compete with others in the same industry.

            The Company sometimes purchases its supply of PVC resin from its PVC compound competitors. This has, at times, made it difficult to obtain adequate supplies of PVC resin and has enabled competitors to increase PVC resin costs charged to the Company, leading to reduced profit margins on PVC bottle compound. However, profit margins on PVC specialty compounds remain strong because the Company faces less price competition.

            The market for PVC bottles and PVC bottle compounds has declined somewhat during the past several years due to industry concern over solid waste issues. See "Environmental Regulation" below for a further discussion of solid waste issues. Industry demand for PVC bottles and compounds are, however, currently stable. The demand for PVC specialty compounds for use in the Company's targeted markets is experiencing modest growth. The Company believes that competition in the area of PVC bottle compounds will remain intense during the foreseeable future because of excess PVC bottle compound manufacturing capacity and because PVC bottle compound buyers are increasingly concerned about price and less concerned about quality and service. In this respect, PVC bottle compound resembles a commodity business. This trend may inhibit the Company from further expanding its share of the PVC bottle compound market.

            In response to these pressures in the PVC bottle compound market, the Company is engaged in an ongoing effort to develop specialty compounds for a diverse range of manufacturers. The Company believes that these specialty compound markets will be less sensitive to wide swings in the cost of PVC resin and may be more influenced by the performance, quality, and service that are characteristic of a specialty business. In particular, the Company is marketing injection molding PVC compound for use in the communications, electronics, and appliance markets, and extrusion compounds for use in indoor and outdoor molding and other specialty "profile" markets.

            The Company believes its technical, marketing, and manufacturing capability in the plastic bottle market is equal to that of its major competitors in small to midsize volume applications in its region, particularly in the toiletry, cosmetic and household chemical product markets. The Company further believes its technical and marketing ability is equal to that of its major competitors in the PVC compound markets in its region. The Company's manufacturing capability for the PVC compound markets are limited by its lack of a facility to produce PVC resin.

            PVC competes with PET as a material used to manufacture clear or transparent plastic bottles. Over the past several years, use of PET in the clear plastic bottle market has increased, especially in high volume food, personal care and household chemical markets. Because of this trend, the Company has made substantial investments in ISBM technology. PET bottles now represent a significant portion of the Company's plastic bottle business. PVC bottles still represent a niche market for the Company because these bottles are still preferred in many small and mid-range volume applications, including bottles requiring an integral handle, which cannot be manufactured in PET.

            Research and Development. The Company spent approximately $290,000, $263,000 and $272,000 for the fiscal years ended June 30, 2003, 2002, and 2001, respectively on research activities relating to the development of new designs of containers and the production of compounds. The major thrust of the Company's research and development efforts is currently in the area of new PVC compound development.

            Environmental Regulation. The Company does not believe that compliance with federal, state, and local laws and regulations that have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, has had or will have any material effect upon its capital expenditures, earnings, or competitive position. However, the future of PVC as a material for packaging foods has been threatened by the unwillingness of the Food and Drug Administration ("FDA") to implement standards with regard to levels of residual vinyl chloride monomer ("VCM") acceptable for food packaging. Although the FDA's proposed levels of VCM are expected to be easily attainable by the Company's industry, the FDA has been precluded from issuing the standards by the Environmental Protection Agency ("EPA"). The EPA is insisting that a new environmental impact statement be developed prior to promulgating new standards. The EPA's concern is that the adoption of the FDA's new regulations will stimulate additional demand for PVC bottles and, hence, add to the PVC in the waste stream. The Society of Plastics Industry ("SPI") and Vinyl Institute ("VI") which represent the PVC industry on this issue, estimate that it will take several years to complete an acceptable environmental impact statement.

            In addition, because it is now a supplier of a primary raw material, the Company may have to comply with existing EPA regulations with respect to the emission of VCM into the environment and regulations promulgated by the Occupational Safety and Health Administration regarding material safety.

            Solid waste disposal and mandatory recycling have become major environmental issues with respect to plastic packaging in general. There are also concerns over the incineration of PVC compounds, which allegedly result in hydrochloric acid and dioxin emissions. Further, several states have proposed bans of certain plastics, including PVC packaging materials, but no bans have been implemented yet. Industry lobbyists have supported state legislation promoting the recycling of plastics. The Company is currently implementing a program that is mandatory in certain states of placing a recycling code on the bottom of most bottles eight ounces in capacity or larger. The Company believes that the threat of further regulatory actions inhibiting the future growth of PVC as a viable packaging material will be minimal, although no assurances can be given that further regulatory actions, or the threat of further regulatory action, would not have a negative impact on the Company's business.

            Employees. As of June 30, 2003, the Company employed 35 people at its executive office located at 2 Industrial Way West, Eatontown, New Jersey. The Company occupies approximately 9,300 square feet of executive offices under a lease for a term of ten years commencing on January 1, 1999. Monthly rental is $15,500 until December 31, 2004, then $16,275 until December 31, 2006, and then $17,050 until the end of the term.

            As of June 30, 2003, the Company employed 48 people at the Novatec facility in Eatontown, New Jersey; 116 people in the manufacturing facility in Hazleton, Pennsylvania; 112 people at the Paris, Illinois facility; 7 people at the Walterboro, S.C. facility; 84 people at Airopak Corporation in the Manchester, Pennsylvania facility; 126 people at the Philmont, New York facility and a total of 66 people at the Kingston, New York facility. The Company renewed the collective bargaining agreement with Local 108 of the Retail, Wholesale and Department Store Union, AFL-CIO, effective September 1, 2000 until August 31, 2003 relating only to employees of Novatec. The Company considers its relations with its work force and the union to be good. The term of the bargaining agreement has been extended until October 31, 2003, by which date the Company believes it will be renewed for a three-year term, expiring in 2006. However, there can be no assurance that the Company will be able to renew the bargaining agreement.

Financial Information about Foreign and
Domestic Operations and Export Sales

            The Company had export sales of $5,348,000, $6,120,000, and $4,267,000 during the fiscal years ended June 30, 2003, 2002 and 2001, respectively. During the fiscal year ended June 30, 2003, net sales to the northeast of the United States amounted to $35,200,000, net sales to the midwest of the United States amounted to $35,123,000, net sales to the southeast of the United States amounted to $8,953.000, and net sales to other domestic regions amounted to $5,809,000.

Item 2.     Properties.

            The Company's activities with respect to its continuing businesses are conducted at the seven facilities described in the following table:

Location                           Purpose of Facility       Building Area
                                                             (square feet)

Hazleton, Pennsylvania             Plastic bottle plant,     160,000(1)
                                   warehouse, and office
Eatontown, New Jersey              Plastic compounding        50,162(2)
                                   plant, warehouse, and
                                   executive offices
Manchester, Pennsylvania           Airopak Corporation       145,221(3)
                                   plant and warehouse
Paris, Illinois                    Plastic bottle plant,     125,000(4)
                                   warehouse, and office
Walterboro, S.C.                   Plastic bottle plant,      61,430(5)
                                   warehouse, and office
Philmont, New York                 Plastic bottle plant,     100,000(6)
                                   warehouse and office
Kingston, New York                 Plastic bottling plant,    34,000(7)
                                   warehouse and office

      1. In September 1998, the Company relocated its Eatontown, New Jersey manufacturing facilities to a new facility located in Hazleton, Pennsylvania on 10 acres of property owned by the Company. The Hazleton facility is a solid concrete tilt-up facility, sprinklered throughout, with 160,000 square feet of manufacturing and warehouse space. There are ten loading docks and a rail siding at the facility.

      2. The Company's PVC compounding manufacturing facility is located at 275 Industrial Way West, Eatontown, New Jersey on 5.5 acres of real property owned by the Company. It contains manufacturing, research and development, warehouse, and administrative offices and is constructed from steel and concrete panels.

      3. The facilities in Manchester are leased and consist of a manufacturing and warehouse facility having a total of approximately 145,221 square feet. The aggregate annual rent payable with respect to the manufacturing and warehouse space is $420,827 plus real estate taxes, utilities, and certain other charges payable under a lease that expires on April 30, 2013 (with the option of two additional five year terms). Management believes these facilities are large enough to allow for future growth of the business there.

      4. The Company commenced operations in 1993 in a new 62,500 square foot concrete plastic bottle manufacturing facility located in Paris, Illinois. The Company owns this facility and twenty acres of land on which it is located. Financing for this facility was obtained from the Edgar County Bank, the City of Paris, Illinois, and the Illinois Small Business Development Agency. In July 1997, the Company completed the construction of an additional 62,500 square feet of warehouse and manufacturing space. The Company financed this expansion through the issuance of Industrial Development Revenue Bonds by the City of Paris, Illinois in the aggregate principal amount of $3,500,000.

      5. In October 1996, the Company completed construction and began operations in a new plastic bottle manufacturing plant in Walterboro, South Carolina. This facility consists of 61,430 square feet of warehouse and manufacturing space, located on 8.83 acres of property, owned by the Company. Financing for this facility was obtained through the South Carolina Economic Development Authority in the amount of $5,500,000.

      6. On March 30, 1998, the Company acquired the plastic bottle manufacturing facilities of McKechnie Investments, Inc. The facility consists of 100,000 square feet of warehouse and manufacturing space located on 37 acres of property owned by the Company.

      7. The Kingston facility consists of 34,000 square feet of manufacturing, warehouse, and office space and is located on approximately 6 acres of property (with 2.4 adjacent acres for expansion), that are owned by the Company. During the fiscal year ended June 30, 2000, the Company exited its operations at the Ardmore, Oklahoma facility, which consists of 10,000 square feet of manufacturing, warehouse and office space. This facility is currently being offered for sale.

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

Item 4.     Submission of Matters to a Vote of Securityholders.

            None

                                    PART II

Item 5.     Market for Registrant's Common Stock
            and Related Securityholder Matters.

            The Company's common stock trades on the OTC Bulletin Board under the symbol OTC:PVCC. The last trade of the common stock on September 19, 2003 was at a price of $ 3.25 per share. The following is a summary of the high and low close sales prices during the fiscal years of the Company ended June 30, 2003, and June 30, 2002:

Year Ended June 30, 2003

                                 Low          High
                                 ---          ----
1st Quarter                     $1.01        $2.04
2nd Quarter                      1.10         2.05
3rd Quarter                      1.25         2.00
4th Quarter                      1.75         3.10

Year Ended June 30, 2002

                                 Low          High
                                 ---          ----
1st Quarter                     $2.15        $3.20
2nd Quarter                      1.61         2.80
3rd Quarter                      1.10         2.45
4th Quarter                      1.45         2.90

            As of September 19, 2003, the number of holders of record of the issued and outstanding common stock of the Company was approximately 416. The Company has not declared or paid any cash dividends on the shares of common stock since fiscal 1997 and does not anticipate declaring or paying any such dividends in the foreseeable future. The Company intends to retain earnings for the operation of its business.

Item 6.

Selected Financial  Data.

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements, related notes and other financial information included in this report. The selected consolidated financial data set forth below as of June 30, 2003, 2002 and 2001 and for the years ended June 30, 2003, 2002 and 2001 have been derived from our audited financial statements included in this report. The selected consolidated financial data set forth below as of June 30, 2000, and 1999 and for the years ended June 30, 2000 and 1999 have been derived from our audited financial statements that are not included or incorporated by reference in this report. Our historical results are not necessarily indicative of the results that may be expected for any future period.

                               Years Ended June 30

                                     2003             2002             2001              2000              1999
                                ------------     ------------     ------------      ------------      ------------
SELECTED INCOME
STATEMENT DATA:
Net Sales                       $ 90,433,217     $ 84,076,390     $ 89,892,821      $ 94,870,507      $ 87,121,538
Income from operations             3,339,730     $  2,726,128     $  1,113,966      $  1,050,599      $  4,927,689
Net Income (Loss)                    872,552     $    261,445     $ (1,141,174)     $ (1,196,678)     $  1,702,983

Earnings per share:                7,043,485        7,044,379        7,044,655         7,042,254         7,158,741
  Weighted average
shares for diluted shares

Net Income (loss) per           $        .12     $        .04     $       (.16)     $       (.17)     $        .24
share

SELECTED BALANCE
SHEET DATA
Current assets                   $ 28,511,306     $ 26,921,243     $ 29,266,731      $ 30,547,896      $ 33,771,892
Current liabilities              $ 14,159,902     $ 15,086,732     $ 14,845,192      $ 16,186,694      $ 20,358,118
Working capital                  $ 14,351,404     $ 11,834,511     $ 14,421,539      $ 14,361,202      $ 13,413,774
Total assets                     $ 62,444,191     $ 61,255,060     $ 68,126,386      $ 70,855,593      $ 83,124,568
Long-term obligations            $ 29,448,035     $ 28,158,275     $ 35,428,077      $ 35,500,046      $ 42,425,462
Stockholders' equity             $ 18,836,254     $ 18,010,053     $ 17,853,117      $ 19,168,853      $ 20,340,988

Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.

The following information should be read in conjunction with the Company's consolidated financial statements and notes thereto included in this report.

Certain statements in this report are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. There are risks and uncertainties that may cause results to differ materially from those set forth in these statements. In particular, unanticipated changes in the economic, competitive, governmental, technological, marketing or other factors identified in this report and in the Company's other filings with the Securities and Exchange Commission could cause such results to differ from those we have estimated.

GENERAL

To prepare our financial statements, management must make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent liabilities. On a continuous basis, Management reviews its estimates, including those related to returns, bad debts, inventories, intangible assets, and long lived assets. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from these estimates as conditions may vary from those we anticipated.

Critical Accounting Policies

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

Bad Debt

The Company maintains allowances for doubtful accounts for estimated losses resulting from customers' failure to make mandatory payments. If the financial condition of the Company's customers were to erode, making them unable to make payments, additional allowances may be required.

Inventory

Inventories are valued at the lower of cost or market, using the first-in, first-out method. The Company provides reserves for estimated obsolescence of its inventory equal to the difference between the cost of inventory and the estimated net realizable value an amount determined by assessing future demand and market conditions. If actual market conditions deteriorate, additional inventory reserves may be required. Any change to the reserve is reflected in cost of sales in the period the revision is made.

Revenue recognition

We recognize revenue when products are shipped to our customers. Sales are shown net of returns, allowances and discounts.

Income Taxes

The Company records the estimated future tax effects of differences between the tax basis of assets and liabilities and amount reported in the accompanying consolidated balance sheets, as well as operating loss carry-forwards. We follow specific guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

In the discussion of the Company's result of operations that follows, the Company presents EBITDA, which it defines as earnings before interest, taxes, depreciation and amortization. The Company believes that the presentation of EBITDA provides useful information to investors because management uses EBITDA to assess our operating performance and is a measure commonly used by investors and financial analysts in evaluating operating performance. However, EBITDA is not a measurement of operating performance computed in accordance with generally accepted accounting principles and this measure should not be considered in isolation or as a substitute for any measure of performance as determined in accordance with generally accepted accounting principles. EBITDA may not be comparable to similarly titled measures of other companies. The following table provides a reconciliation from net income (loss) to EBITDA.

                                    Fiscal Year Ended June 30th

                                                    2003            2002            2001
                                               -----------     -----------     -----------
Net income (loss) as reported                  $   872,552     $   261,445     $(1,141,174)

Add back:

      Provision (benefit) for income taxes         606,349         349,298        (587,878)

      Interest (net)                             1,942,708       2,186,937       2,964,609

      Depreciation and amortization              6,022,207       6,431,351       6,765,109

EBITDA                                         $ 9,443,816     $ 9,229,031     $ 8,000,666

Results of Operations

FISCAL 2003 COMPARED TO FISCAL 2002

The Company's net sales for the fiscal year ended June 30, 2003, were $90,433,000, an increase of approximately 8% from the fiscal 2002 total of $84,076,000. The increase in revenue reflects a 11% increase in plastic bottle sales, offset by a 6% decrease in merchant compounds.

Growth in plastic bottle sales benefited from strong demand for PET bottles by 27% resulting from the Company's recent innovations in PET blow molding technology. In addition, the Company's fluorinated specialty bottle business also had strong growth of 19%.

Although PVC compound revenue declined, sales actually increased by 7% on a unit volume basis, primarily because the Company engaged in more "toll manufacturing" in fiscal 2003 than in fiscal 2002. In toll manufacturing, the Company uses customer-provided raw materials and collects only conversion costs and profit. Our Novatec plastic compound business experienced an overall weaker demand for rigid PVC compounds during this past fiscal year.

Cost of goods sold as a percentage of net sales increased to 79.0% in fiscal 2003 from 77.3% in fiscal 2002. The cost of virtually all plastic resins used in both the bottle and compound businesses increased dramatically, exacerbated by the turmoil in the energy markets as a result of the political events in the Middle East. This has had an adverse effect on all areas of the Company's business, but particularly our PVC compounding business. Start-up expenses associated with the addition of new capacity in our PET bottle line also contributed to the higher cost of goods sold.

Selling, general and administrative ("SG&A") expenses were $9,615,000, or 10.6% of net sales, for the fiscal year ended June 30, 2003, as compared to $9,934,000, or 11.8% of net sales, for fiscal 2002. SG&A expenses have decreased primarily due to improved monitoring of accounts receivable. This monitoring has reduced the Company's exposure to uncollectible accounts and, accordingly, our provision for bad debts.

Depreciation and amortization expense for fiscal 2003 decreased by $409,000 primarily because of certain manufacturing assets become fully depreciated in fiscal 2003.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased from approximately $9,229,000 in fiscal 2002 to approximately $9,444,000 in fiscal 2003. Performance improvements in the Company's plastic container segment raised EBITDA by approximately $838,000, but this increase was offset by a decrease of $623,000 in the performance of the Novatec Plastics division, mainly due to higher raw material costs.

Income from operations for the fiscal year ended June 30, 2003, increased to $3,340,000, or 3.7% of net sales, compared to $2,726,000, or 3.2% of net sales, in fiscal 2002.

Net interest expense decreased $244,000 during fiscal year ended June 30, 2003. This net decrease is mainly attributable to lower interest rates.

Net income for the fiscal year ended June 30, 2003, increased to $873,000, or $.12 per diluted share, compared to $261,000, or $.04 per diluted share, for fiscal 2002 due to factors discussed above.

FISCAL 2002 COMPARED TO FISCAL 2001

The Company's net sales for the fiscal year ended June 30, 2002 were $84,076,000, a decrease of approximately 6.5% from the fiscal 2001 total of $89,893,000. This decrease in revenue was mainly attributable to weakness in HDPE and PVC blow molded bottles, offset by positive growth in our PET and technical molded bottles. The PET blow molded bottles achieved double-digit growth, inspiring Management to plan new capacity expansions for this product line.

Cost of goods sold as a percentage of net sales decreased to 77.3% in 2002 from 79.1% in 2001. Margins in both the bottle and compound businesses continued to improve, primarily due to cost containment efforts, reductions in manufacturing overhead, and decreases in raw material costs.

SG&A expenses were $9,934,000, or 11.8% of net sales for the fiscal year ended June 30, 2002, compared to $10,934,000, or 12.2% of net sales, for the fiscal year ended June 30, 2001. SG&A expenses decreased primarily due to improvements in the Company's collection rates for customer accounts receivable, decreases in professional fees and outside warehouse requirements, and a reorganization of the Company's Marketing and Administrative Department.

Depreciation and amortization expense for fiscal 2002 decreased $334,000 from fiscal 2001, primarily because certain manufacturing assets became fully depreciated.

EBITDA increased from approximately $8,001,000 in fiscal 2001 to approximately $9,229,000 in fiscal 2002. Of the $1,228,000 increase in EBITDA, approximately $617,000 was the result of the performance improvements in the Company's plastic containers businesses and the remaining $611,000 was the result of improved performance in the Novatec Plastics division.

Income from operations for fiscal year ended June 30, 2002, increased to $2,726,000, or 3.2% of net sales, compared to $1,114,000, or 1.2% of net sales, in fiscal 2001.

Net interest expense decreased by $778,000 during the fiscal year ended June 30, 2002. This net decrease was primarily due to lower interest rates and reduced borrowings for capital equipment and working capital needs.

Net income (loss) for the year ended June 30, 2002, increased to $261,000, or $.04 per diluted share, compared to $(1,141,000), or $(.16) per diluted share, for fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

Because management generally does not monitor liquidity and capital resources on a segment basis, this discussion is presented on a consolidated basis.

Cash flow from operations during fiscal 2003 totaled $4,895,000, representing a decrease of $4,737,000 from the prior fiscal year. Cash flow from operations was unfavorably impacted by increased inventory levels and timing of income tax payments.

Cash used for inventories during fiscal year ended June 30, 2003, was $1,591,000, an increase of $2,987,000 from the prior fiscal year. The increased inventories were required to support the higher level of sales in fiscal 2003 and anticipated continued sales growth in fiscal 2004.

The Company received $4,157,000 of proceeds from its revolving credit line and additional long-term debt. These funds were primarily used to acquire capital assets of $5,762,000 and to reduce long-term debt by $3,240,000. As a result of increased inventory levels, working capital increased by approximately $2,517,000 to $14,351,000 at June 30, 2003, from $11,834,000 at June 30, 2002.
The current ratio increased to 2.0 at June 30, 2003, from 1.8 at June 30, 2002.

Assets held for sale, consisting of the Company's Midwest facility, located in Ardmore, Oklahoma, totaled approximately $262,000 at June 30, 2003. During fiscal 2003, the Company reduced the carrying value of such assets to reflect the estimated fair value, less disposition costs. Management expects to sell these assets and receive proceeds that will approximate fair value during fiscal 2004.

The Company's short term liquidity and short term capital resources are projected to be adequate to allow the Company to continue to meet its financial obligations. The Company believes the financial resources available to it, including internally generated funds and borrowing under its revolving credit facility, will be sufficient to meet foreseeable working capital requirements. At June 30, 2003, the Company had unused sources of liquidity consisting of cash and cash equivalents of $673,000 and unused credit under a revolving credit facility of $8,248,000.

The Company's revolving credit facility includes financial and other covenants, including, without limitation, a minimum equity covenant and a fixed charge coverage covenant. As of June 30, 2003, the Company was in compliance with the covenants under its revolving credit facility.

The Company utilizes its revolving loan facilities for seasonal working capital needs and for other general corporate purposes. Amounts available under the Company's revolving loan facilities in excess of its seasonal working capital needs are available to pursue the Company's growth strategy and for other permitted purposes.

Off-Balance Sheet Arrangements

The Company does not have any material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition.

Contractual Obligations and Commercial Commitments

As of June 30, 2003, the Company is party to notes payable and various operating leases. These contractual obligations and other commercial commitments are summarized below. The Company has no other contractual obligations or commercial commitments as of June 30, 2003.

Contractual Obligations                     Payments Due by Period

                                         Total          2004          2005        2006         2007         2008       Thereafter
                                         -----          ----          ----        ----         ----         ----       ----------
Long term notes payable ..........   $29,832,154   $ 3,351,266   $ 3,364,331  $14,264,725  $ 1,893,787  $ 1,346,071   $ 5,611,974

Non-cancelable operating leases ..     6,136,249     1,239,272       818,038      982,444      647,656      621,872     1,826,967
                                     -----------   -----------   -----------  -----------  -----------  -----------   -----------

Total contractual cash obligations   $35,968,403   $ 4,590,538   $ 4,182,369  $15,247,169  $ 2,541,443  $ 1,967,943   $ 7,438,941
                                     ===========   ===========   ===========  ===========  ===========  ===========   ===========

The operating leases relate to office and plant facilities, vehicles, and office equipment. We expect the majority of the leases will be renewed or replaced by other leases.

Other Commercial Commitments        Payments Due by Period

                                          Total           2004         2005           2006         2007          2008     Thereafter
                                          -----           ----         ----           ----         ----          ----     ----------
Standby letters of credit.........     $5,093,573                                 $3,845,973    $1,247,600                    -
                                       ----------      ----------    ----------   ----------    ----------    ----------  ----------

Total commercial commitments......     $5,093,573                                 $3,845,973    $1,247,600                    -
                                       ==========      ==========    ==========   ==========    ==========    ==========  ==========

Impact of Recently Issued Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). Fin 45 requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. The Company's financial statements were not impacted by the adoption of the provisions of FIN 45.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure"(SFAS 148). SFAS 148 amends Statement No. 123, Stock-Based Compensation (SFAS 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS 148 are effective for periods ending after December 15, 2002 and have been incorporated into the footnotes accompanying the Company's Consolidated Financial Statements, which are included elsewhere in this Annual Report.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 is the interpretation of Accounting Research Bulletin No. 51 Consolidated Financial Statements, which addresses consolidation by business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and becomes effective for the Company on July 1, 2003 for variable interest entities in which it holds a variable interest that it acquired before February 1, 2003. The Company does not expect the adoption of FIN 46 to have an impact on its financial position, results of operations and cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS
133). The Statement is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. Certain provisions of this statement relating to FAS 133 implementation issues that have been effective for prior fiscal quarters will continue to be applied in accordance with their respective effective dates. The Company does not expect that the adoption of FAS 149 will have an impact on its financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS 150). FAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that the adoption of FAS 150 will have an impact on the Company's financial position, results of operations or cash flows.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to the Company's operations result primarily from changes in interest rates. Interest rate pricing transactions are used only to the extent considered necessary to meet our objectives. The Company does not utilize derivative financial instruments for trading or other speculative purposes.

Interest Rate Risk

The Company's interest rate risk management objective is to limit the impact of interest rate changes on its net income and cash flow and to lower its overall borrowing cost. The Company manages our exposure to interest rate fluctuations with variable rate swap agreements, which effectively convert interest rate exposure from variable rates to fixed rates of interest. The Company has entered into these agreements with banks under its senior secured credit facility. You should also read Notes 1 and 5 to the Company's Consolidated Financial Statements (included elsewhere in this Annual Report), which outline the principal amounts, interest rates, fair values, and other terms required to evaluate the expected cash flows from these agreements.

As of June 30, 2003, the Company had total outstanding indebtedness of $29,832,000. Of this amount, the total indebtedness subject to variable interest rates was approximately $22,184,000. Based on the Company's June 30, 2003 variable debt levels, a one quarter percent increase or decrease in interest rates would have had a $55,000 impact on the Company's annual interest expense.

Item 8.     Financial Statements and Supplementary Data.

            See annexed financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            -None-

Item 9A.    Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this Annual Report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

      Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    ITEM III

Item 10.    Directors and Executive Officers of the Registrant.

            The following table sets forth the directors and executive officers of the Company. Each director holds office until his successor is elected and qualified.

Name                  Age      Held Office Since        Offices with the Company
----                  ---      -----------------        ------------------------
Phillip L. Friedman   56            1981                President, Chief Executive,and Director

Joel F. Roberts       61            1999                Senior Vice President Operations

Jeffrey Shapiro       54            2000                Senior Vice President & Chief  Financial Officer
John F. Turben        68            1996                Director

Michael Sherwin       62            1996                Director
John G. Nestor        58            2001                Director
Michael Lynch         55            2002                Director

            PHILLIP L. FRIEDMAN has served as the President and Chief Executive Officer since 1981. Prior to joining the Company, he was employed by Occidental Chemical Corporation (formerly Hooker Chemical Corporation), a leading manufacturer and supplier of PVC resins and compounds, for 12 years. His responsibilities at Occidental culminated in a five-year tenure as Manager of Business Development and Director of Commercial Development for the Polyvinyl Chloride Plastics Division. As the Director of Commercial Development, he was responsible for coordinating and commercializing various research and development projects within the plastics industry. Mr. Friedman received a BS in chemical engineering from Pratt Institute and pursued graduate studies in business administration at Temple University. He is a member of the Executive Committee of the Company.

            JOEL F. ROBERTS joined the Company in 1986 and has served as the Senior Vice President of Operations for the bottle division since 1999. Before assuming his current position, he was the Director of Operations for ten years and a plant manager for three years. Prior to joining the Company, Mr. Roberts was employed by Technical Plastics Extruders, an extruder of sheet material.

            JEFFREY SHAPIRO has served as Chief Financial Officer since March 2000. Prior to joining the Company, he was employed as the Chief Operating Officer of Universal Process Equipment, a worldwide manufacturer of process equipment from 1996 to 2000. Mr. Shapiro has nearly twenty years of experience in the printing and packaging industry and has held various executive positions from Vice President to Controller to Chief Financial Officer. Prior companies include Webcraft Technologies and Klearfold Packaging. Mr. Shapiro is a graduate of Rutgers University and a CPA in New Jersey. He holds CITP certification and memberships in FEI, NJSCPA, and AICPA.

            JOHN F. TURBEN is Chairman of Kirtland Capital Partners and is a KCP I and KCP II Advisory Board member. He serves as Chairman of The Hickory Group, and Harrington and Richardson 1871, Inc. He is also Chairman of the Executive Committee of Fairmount Minerals, Ltd. and Execution Services Inc. He is a director of NACCO Industries, Unifrax Corporation, and TruSeal Technologies Inc. He is Chairman of the Board of the Company and a member of its Executive Committee.

            MICHAEL SHERWIN is the Vice Chairman of Mid-West Forge Corporation and Chairman and Chief Executive Officer of Columbiana Boiler Company. Prior to joining Mid-West Forge Corporation, Mr. Sherwin was the President of National City Venture Corporation and National City Capital Corporation, both subsidiaries of National City Corporation. He is a member of the Executive Committee and Audit Committee.

            JOHN G. NESTOR has been a Managing Partner of Kirtland Capital Partners since March 1986. Prior to joining Kirtland, he spent 17 years at Continental Illinois Bank in a variety of lending positions. He serves as Chairman of Unifrax Corp., TruSeal Technologies, Inc., Profile Metal Forming and Essex Crane Rental Corp. He is President of the Board of Trustees of The Cleveland Foodbank, a member of The Greater Cleveland Committee on Hunger, and the Investment Committee of Rainbow Babies and Childrens Hospital. A 1967 graduate of Georgetown University, John also holds an MBA from the University of Notre Dame and an MA in Urban Studies from Loyola University in Chicago. He is a member of the Audit Committee.

            MICHAEL LYNCH is the Senior Vice President of Oldcastle, Inc., the U.S. subsidiary of CRH pl. CRH is an international buildings materials company headquartered in Ireland. Mr. Lynch is also the Chief Executive Officer of Allied Buildings Products Corp., which is a subsidiary of Oldcastle, Inc. Mr. Lynch was elected as a Director on August 28, 2002 in order to fill the vacancy created by the resignation of Jeffery C. Garvey. He is a member of the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% equity holders are required by Securities and Exchange Commission rules to furnish the Company with copies of all forms they file. Based solely on its review of the copies of such forms received by us and written representations from certain reporting persons, the Company believes that, during fiscal 2003, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% equity holders were satisfied.

Item 11.    Executive Compensation.

            Incorporated by reference from the Company's definitive information statement for the Company's 2003 annual meeting of stockholders to be filed with the Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Information with respect to security ownership of certain beneficial owners and management is incorporated by reference from the Company's definitive information statement for the Company's 2003 annual meeting of stockholders to be filed with the Commission.

            Shown below is information concerning all equity compensation plans and individual compensation arrangements in effect as of the end of the last fiscal year.

                      EQUITY COMPENSATION PLAN INFORMATION

Plan Category                Number of Securities To Be Issued         Weighted Average Exercise      Number of Securities Remaining
                            Upon Exercise of Outstanding Options      Price of Outstanding Options     Available for Future Issuance
                                                                                                     Under Equity Compensation Plans
Equity compensation plans
Approved by security
holders                                    494,800                                $4.07                          105,200

Equity compensation plans
not Approved by security
holders                                         --                                   --                               --

Total                                      494,800                                $4.07                          105,200\

Item 13.    Certain Relationships and Related Transactions.

            The Company has entered into a management agreement with Kirtland Capital Partners, which owns approximately 63% of the Company's outstanding common stock, pursuant to which Kirtland Capital Partners receives $25,000 per month for the provision of management services. Mr.

Turben is Chairman of Kirtland Capital Partners, and Mr. Nestor is a Managing Partner of Kirtland Capital Partners.

                                    PART III


Item 14.    Principal Accountant Fees and Services

            Not applicable

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   The following documents are filed as part of this report:

      (1)   Consolidated Financial Statements.

            Report of Independent Auditors

            Consolidated Balance Sheets at June 30, 2003 and 2002

            Consolidated Statements of Operations for the years ended June 30, 2003, 2002 and 2001

            Consolidated Statements of Stockholders' Equity for the years ended June 30, 2003, 2002 and 2001

            Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002 and 2001

            Notes to Consolidated Financial Statements

(2)   Consolidated Financial Statement Schedules.

            Report of Independent Auditors on Consolidated Financial Statement Schedules

            For the three years ended June 30, 2003

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

            10.11 Third Amendment to Employment Agreement between Phillip L.
                  Friedman and the Company dated November 29, 1989 (filed as
                  Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended June 30, 1990 (the "1990 10-K") and incorporated herein by reference).

            10.12 Asset Purchase Agreement between Airopak Corporation and Air
                  Products and Chemicals, Inc. dated 8/4/94 (filed as Exhibit 10 to the Report on Form 8-K filed on August 8, 1994, and incorporated herein by reference).

            10.13 Employment Agreement between the Company and Phillip L.
                  Friedman dated July 1, 1996 (filed as Exhibit 10.2 to the December 12, 1996, Report on Form 8-K, and incorporated herein by reference).

            10.14 Stock Purchase Agreement among the Company, Kirtland Capital
                  Partners, and Rimer Anstalt, dated December 3, 1996 (filed as
                  Exhibit 10.1 to the December 12, 1996, Report on Form 8-K, and incorporated herein by reference).

            10.15 1996 Incentive Stock Option Plan (filed as Exhibit 10.3 to the
                  December 12, 1996, Report on Form 8-K, and incorporated herein by reference).

            10.16 Asset Purchase Agreement dated March 30, 1998 among the
                  Company, Charter Supply Co., Inc. and McKechnie Investments, Inc. (filed as an Exhibit to the April 14, 1998 Report on Form 8-K, and incorporated herein by reference).

            10.17 Loan and Security Agreement among the Company and its subsidiaries and Fleet Bank, NA dated March 30, 1998 relating to the financing of the purchase described in 10.16 above (filed as an Exhibit to the April 14, 1998 Report on Form 8-K, and incorporated herein by reference).

            10.18 Stock Purchase Agreement dated September 3, 1998 among the
                  Company and the sellers of all the securities of Marpac Industries, Inc. (filed as an Exhibit to the September 18, 1998 Report on Form 8-K, and incorporated herein by reference).

            10.19 Revolving Credit, Term Loan and Security Agreement among PNC
                  Bank, NA (As Lender and As Agent) and PVC Container Corporation and its Subsidiaries dated August 31, 2000 (filed as an Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended June 30, 2000, and incorporated herein by reference).

            21 Subsidiaries of the Company (filed as Exhibit 22 to the 1987 10-K, and incorporated herein by reference).

            23    Consent of Ernst & Young LLP

            31.1 Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32 Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002.

            99.1 Second Amendment to the PVC Container Corporation 1981 Incentive Stock Option Plan, dated July 6, 1989, with the unanimous written consent of Directors of the Company (filed as Exhibit 28.1 to 1990 10-K, and incorporated herein by reference.

            99.2 Letter dated September 22, 1989 from Phillip L. Friedman to Bidyuk AG regarding the termination of their Option Agreement dated December 14, 1987 (filed as Exhibit 28.2 to 1990 10-K and incorporated herein by reference.)




Reports on Form 8-K filed during last quarter of the year ended June 30, 2003:

      None.

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

10.11         Third Amendment to Employment Agreement between Phillip L.
              Friedman and the Company dated November 29, 1989 (filed as Exhibit
              10.11 to the Company's Form 10-K for the fiscal year ended June 30, 1990 (the "1990 10-K"), and incorporated herein by reference).

10.12 Asset Purchase Agreement between Airopak Corporation and Air Products and Chemicals, Inc. dated August 4, 1994 (filed as
              Exhibit 10 to the Report on Form 8-K filed on August 8, 1994 and incorporated herein by reference).

10.13 Employment Agreement between the Company and Phillip L. Friedman dated July 1, 1996 (filed as Exhibit 10.2 to the December 12, 1996, Report on Form 8-K, and incorporated herein by reference)

10.14 Stock Purchase Agreement among the Company, Kirtland Capital Partners, and Rimer Anstalt, dated December 3, 1996 (filed as
              Exhibit 10.1 to the December 12, 1996, Report on Form 8-K and incorporated herein by reference).

10.15 1996 Incentive Stock Option Plan (filed as Exhibit 10.3 to the December 12, 1996, Report on Form 8-K, and incorporated herein by reference).

10.16 Asset Purchase Agreement dated March 30, 1998 among the Company, Charter Supply Co.,Inc. and McKechnie Investments, Inc. (filed as an Exhibit to the April 14, 1998 Report on Form 8-K, and incorporated herein by reference).

10.17 Loan and Security Agreement among the Company and its subsidiaries and Fleet Bank, NA dated March 30, 1998 relating to the financing of the purchase described in 10.16 above (filed as an Exhibit to the April 14, 1998 Report on Form 8-K, and incorporated herein by reference).

10.18 Stock Purchase Agreement dated September 3, 1998 among the Company and the sellers of all the securities of Marpac Industries, Inc. (filed as an Exhibit to the September 18, 1998 Report on Form 8-K, and incorporated herein by reference).

10.19 Revolving Credit, Term Loan and Security Agreement among PNC Bank, NA (As Lender and As Agent) and PVC Container Corporation and it's Subsidiaries dated August 31, 2000 (filed as Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended June 30, 2000, and incorporated herein by reference).

21 Subsidiaries of the Company (filed as Exhibit 22 to the 1987 10-K, and incorporated herein by reference).

23            Consent of Ernst & Young LLP.

31.1 Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32            Certification requirement under Section 906 of the Sarbanes-Oxley
              Act of 2002.

99.1 Second Amendment to the PVC Container Corporation 1981 Incentive Stock Option Plan, dated July 6, 1989, with the unanimous written consent of Directors of the Company (filed as Exhibit 28.1 to 1990 10-K, and incorporated herein by reference.

99.2 Letter dated September 22, 1989 from Phillip L. Friedman to Bidyuk AG regarding the termination of their Option Agreement dated December 14, 1987 (filed as Exhibit 28.2 to 1990 10-K and incorporated herein by reference.)

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PVC CONTAINER CORPORATION
                                              (Registrant)



                                      By:  /s/ Phillip L. Friedman
                                           -------------------------------------
                                           Phillip L. Friedman
                                           President and Chief Executive Officer


                                      Date: October 1, 2003

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


                                      Date: October 1, 2003

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

             Signature                                       Title                                Date
             ---------                                       -----                                ----
/s/ Phillip L. Friedman                      Chief Executive Officer and Director           October 1, 2003
------------------------------------
Phillip L. Friedman

/s/ Jeffrey Shapiro                          Chief Financial and Accounting Officer         October 1, 2003
------------------------------------
Jeffrey Shapiro

/s/ John F. Turben                           Director                                       October 1, 2003
------------------------------------
John F. Turben

/s/ John G. Nestor                           Director                                       October 1, 2003
------------------------------------
John G. Nestor

/s/ Michael Sherwin                          Director                                       October 1, 2003
------------------------------------
Michael Sherwin

/S/ Michael Lynch                            Director                                       October 1, 2003
------------------------------------
Michael Lynch

CONSOLIDATED FINANCIAL STATEMENTS
PVC Container Corporation
June 30, 2003, 2002 and 2001

                            PVC Container Corporation

                        Consolidated Financial Statements

                          June 30, 2003, 2002 and 2001

                                    CONTENTS

Report of Independent Auditors............................................     1
Consolidated Balance Sheets...............................................     2
Consolidated Statements of Operations.....................................     3
Consolidated Statements of Stockholders' Equity...........................     4
Consolidated Statements of Cash Flows.....................................     5
Notes to Consolidated Financial Statements................................     6

                         Report of Independent Auditors

The Board of Directors and Stockholders
PVC Container Corporation

We have audited the accompanying consolidated balance sheets of PVC Container Corporation as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2003. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PVC Container Corporation as of June 30, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                       ERNST & YOUNG LLP

MetroPark, New Jersey
September 17, 2003

                            PVC Container Corporation

                           Consolidated Balance Sheets

                                                                                   JUNE 30
                                                                            2003               2002
                                                                        ------------       ------------
ASSETS
Current assets:
  Cash and cash equivalents                                             $    673,055       $    657,123
  Accounts receivable, net of allowance of $999,000 and
    $970,000 at June 30, 2003 and 2002, respectively                      12,398,916         12,211,388
  Inventories, net                                                        12,525,741         10,935,003
  Prepaid expenses and other current assets                                1,255,440          1,389,661
  Deferred income taxes                                                    1,658,154          1,728,068
                                                                        ------------       ------------
Total current assets                                                      28,511,306         26,921,243

Properties, plant and equipment, net                                      30,297,375         30,557,983
Goodwill                                                                   3,296,298          3,296,298
Other assets                                                                 339,212            479,536
                                                                        ------------       ------------
                                                                        $ 62,444,191       $ 61,255,060
                                                                        ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $  8,132,728       $  7,736,570
  Accrued expenses                                                         2,675,908          3,443,970
  Income taxes payable                                                                          913,548
  Current portion of long-term debt                                        3,351,266          2,992,644
                                                                        ------------       ------------
Total current liabilities                                                 14,159,902         15,086,732

Long-term debt                                                            26,480,888         25,922,049
Interest rate swap                                                           543,436            457,127
Deferred income taxes                                                      2,423,711          1,779,099

Stockholders' equity:
  Preferred stock, par value $1.00, authorized 1,000,000
    shares, none issued
  Common stock, par value $.01, authorized 10,000,000
    shares, 7,044,655 shares issued as of June 30, 2003
    and 2002                                                                  70,446             70,446
  Capital in excess of par value                                           3,810,981          3,810,981
  Retained earnings                                                       15,280,249         14,407,697
  Accumulated other comprehensive loss                                      (320,627)          (274,276)
  Treasury stock, at cost (2,262 shares at June 30, 2003 and 2002)            (4,795)            (4,795)
                                                                        ------------       ------------
Total stockholders' equity                                                18,836,254         18,010,053
                                                                        ------------       ------------
                                                                        $ 62,444,191       $ 61,255,060
                                                                        ============       ============

See accompanying notes.

                            PVC Container Corporation

                      Consolidated Statements of Operations

                                                                      FISCAL YEAR ENDED JUNE 30
                                                              2003               2002               2001
                                                          ------------       ------------       ------------
Net sales                                                 $ 90,433,217       $ 84,076,390       $ 89,892,821

Cost and expenses:
  Cost of goods sold (exclusive of depreciation
    and amortization expense shown separately below)        71,456,597         64,985,299         71,079,638
  Selling, general and administrative expense                9,614,683          9,933,612         10,934,108
  Depreciation and amortization expense                      6,022,207          6,431,351          6,765,109
                                                          ------------       ------------       ------------
                                                            87,093,487         81,350,262         88,778,855
                                                          ------------       ------------       ------------
Income from operations                                       3,339,730          2,726,128          1,113,966

Other expenses:
  Interest expense                                          (1,944,091)        (2,214,658)        (2,994,589)
  Interest income                                                1,383             27,721             29,980
  Other income                                                  81,879             71,552            121,591
                                                          ------------       ------------       ------------
                                                            (1,860,829)        (2,115,385)        (2,843,018)
                                                          ------------       ------------       ------------
Income (loss) before provision (benefit) for
  income taxes                                               1,478,901            610,743         (1,729,052)

Provision (benefit) for income taxes                           606,349            349,298           (587,878)
                                                          ------------       ------------       ------------
Net income (loss)                                         $    872,552       $    261,445       $ (1,141,174)
                                                          ============       ============       ============
Earnings (loss) per share:
     Basic                                                $        .12       $        .04       $       (.16)
     Diluted                                              $        .12       $        .04       $       (.16)

See accompanying notes.

                            PVC Container Corporation

                 Consolidated Statements of Stockholders' Equity

                                                                                                                       ACCUMULATED
                                                     COMMON STOCK                  CAPITAL IN                              OTHER
                                            -------------------------------        EXCESS OF           RETAINED        COMPREHENSIVE
                                               SHARES             AMOUNT           PAR VALUE           EARNINGS            LOSS
                                            ------------       ------------       ------------       ------------      ------------
Balance, June 30, 2000                         7,044,655       $     70,446       $  3,810,981       $ 15,287,426                --
  Comprehensive loss:
    Net loss                                                                                           (1,141,174)
    Unrealized loss on interest
      Rate swap, net of taxes of
      $116,375                                                                                                         $   (174,562)
                                            ------------       ------------       ------------       ------------      ------------
Total Comprehensive Loss                                                                               (1,141,174)     $   (174,562)
                                            ------------       ------------       ------------       ------------      ------------
Balance, June 30, 2001                         7,044,655       $     70,446       $  3,810,981       $ 14,146,252      $   (174,562)
  Comprehensive income:
      Net income                                                                                          261,445
      Unrealized loss on interest rate
       swap, net of taxes of $66,476                                                                                        (99,714)
                                            ------------       ------------       ------------       ------------      ------------
  Total comprehensive income                          --                 --                 --            261,445           (99,714)
  Repurchase of common stock                      (2,262)
                                            ------------       ------------       ------------       ------------      ------------
Balance, June 30, 2002                         7,042,393             70,446          3,810,981         14,407,697          (274,276)
  Comprehensive income:
      Net income                                                                                          872,552
      Unrealized loss on interest rate
       swap, net of taxes of $39,958                                                                                        (46,351)
                                            ------------       ------------       ------------       ------------      ------------
  Total comprehensive income                                                                              872,552           (46,351)
                                            ------------       ------------       ------------       ------------      ------------
Balance, June 30, 2003                         7,042,393       $     70,446       $  3,810,981       $ 15,280,249      ($   320,627)
                                            ============       ============       ============       ============      ============


                                                                  TOTAL
                                              TREASURY         STOCKHOLDERS'
                                                STOCK             EQUITY
                                            ------------       ------------
Balance, June 30, 2000                                --       $ 19,168,853
  Comprehensive loss:
    Net loss                                                     (1,141,174)
    Unrealized loss on interest
      Rate swap, net of taxes of
      $116,375                                                     (174,562)
                                            ------------       ------------
Total Comprehensive Loss                                           (174,562)
                                            ------------       ------------
Balance, June 30, 2001                      $         --       $ 17,853,117
  Comprehensive income:
      Net income                                                    261,445
      Unrealized loss on interest rate
       swap, net of taxes of $66,476                                (99,714)
                                            ------------       ------------
  Total comprehensive income                          --            161,731
  Repurchase of common stock                      (4,795)            (4,795)
                                            ------------       ------------
Balance, June 30, 2002                            (4,795)        18,010,053
  Comprehensive income:
      Net income                                                    872,552
      Unrealized loss on interest rate
       swap, net of taxes of $39,958                                (46,351)
                                            ------------       ------------
  Total comprehensive income                                        826,201
                                            ------------       ------------
Balance, June 30, 2003                      ($     4,795)      $ 18,836,254
                                            ============       ============

See accompanying notes.

                            PVC Container Corporation

                      Consolidated Statements of Cash Flows

                                                                      FISCAL YEAR ENDED JUNE 30
                                                              2003               2002               2001
                                                          ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                         $    872,552       $    261,445       $ (1,141,174)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
     Depreciation and amortization                           6,022,207          6,431,351          6,765,109
     Amortization of deferred financing costs                  160,388            126,385
     Deferred income taxes                                     754,484           (893,993)          (296,876)
     Gain on sale of equipment                                  (2,700)                              (34,250)
     Gain on sale of building                                                     (40,952)
     Changes in assets and liabilities:
       Accounts receivable                                    (187,528)           127,758          1,633,723
       Inventories                                          (1,590,738)         1,397,080           (659,850)
       Prepaid expenses and other current assets               134,221            794,063           (488,501)
       Other assets                                             17,696            655,956           (681,398)
       Accounts payable and accrued expenses                  (371,904)          (140,417)          (910,330)
       Income taxes payable                                   (913,548)           913,548           (184,380)
                                                          ------------       ------------       ------------
Net cash provided by operating activities                    4,895,130          9,632,224          4,002,073

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                        (5,761,598)        (2,729,520)        (4,251,517)
Proceeds from sale of equipment                                  2,700                                79,700
Proceeds from sale of building                                                    112,618
                                                          ------------       ------------       ------------
Net cash (used in)  investing activities                    (5,758,898)        (2,616,902)        (4,171,817)

CASH FLOWS FROM FINANCING ACTIVITIES
Treasury shares purchased                                                          (4,795)
Net proceeds (payments) from revolving credit line           1,384,515
Proceeds from long-term debt                                 2,772,866            576,893         27,577,806
Payments on indebtedness                                    (3,239,920)        (7,402,005)       (27,463,250)
Deferred financing costs                                       (37,761)           (30,000)          (531,644)
                                                          ------------       ------------       ------------
Net cash provided by (used in) financing activities            879,700         (6,895,907)          (417,088)
                                                          ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents            15,932            155,415           (586,832)
Cash and cash equivalents, beginning of year                   657,123            501,708          1,088,540
                                                          ------------       ------------       ------------
Cash and cash equivalents, end of year                    $    673,055       $    657,123       $    501,708
                                                          ============       ============       ============


See accompanying notes.

                            PVC Container Corporation

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002 and 2001


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

PVC Container Corporation (the "Company") was incorporated in Delaware on June 14, 1968. The Company's major business is the manufacture and sale of a line of plastic bottles made from polyvinyl chloride compounds, high density polyethylene resins and polyethylene terephthalate (PET). These bottles are used primarily for packaging cosmetics, toiletries, foods, household chemicals, lawn and garden supplies, and industrial chemical products.

CONSOLIDATION

The accompanying financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries, Novatec Plastics Corporation, Novapak Corporation, Airopak Corporation, Marpac Industries Inc., Marpac Southwest, Inc., and PVC Container International Sales Corporation, a foreign sales company incorporated in the U.S. Virgin Islands. All inter-company accounts have been eliminated.

CASH EQUIVALENTS

The Company considers investments with maturities of three months or less when acquired to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined under the first-in, first-out ("FIFO") method.

DEPRECIATION

Depreciation is provided on a straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations as incurred. Major renewals and betterments are capitalized.

                            PVC Container Corporation

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET ASSETS HELD FOR DISPOSITION

Certain facilities held for disposition are included in prepaid expenses and other current assets, reflecting management's intention to sell such assets. During 2003, the Company reduced the carrying value of such assets from $500,000 to $262,000 to reflect the estimated fair value less disposal costs. The net assets held for disposition at June 30, 2003 are included in the Plastic Containers segment and are expected to be sold in fiscal 2004. The Company had recorded a $400,000 restructuring charge and related reserve in 2000 related to this facility, $185,000 of the reserve was used in 2002 and the remaining reserve was used in 2003 to reduce the carrying value of the net assets.

INTANGIBLES

Effective July 1, 2002, the Company adopted the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). Under the new rules, goodwill is no longer subject to amortization but is reviewed for potential impairment upon adoption and thereafter annually or upon the occurrence of an impairment indicator. SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase measures the impairment. In addition, within six months of adopting the new accounting standard, a transitional impairment test must be completed and any impairment identified must be reported as a cumulative effect of a change in accounting principle. The carrying amount of the Company's goodwill is reviewed on a regular basis for any signs of an impairment. The Company completed the transitional and annual impairment test in fiscal 2003 and passed the first phase of the impairment test; therefore, no further testing was required. The Company did not recognize an impairment loss as a result of impairment testing completed in fiscal 2003.

The annual amortization of goodwill, which would have approximated $293,000 was no longer required in 2003. The following table reflects unaudited adjusted results of operations of the Company giving effect to SFAS 142 as if it were adopted on July 1, 2000.

                                                    Year Ended June 30,
                                         ------------------------------------------
                                             2003          2002            2001
                                         -----------      --------      -----------
Net income (loss), as reported           $   872,552      $261,445      $(1,141,174)
Add back: amortization expense,
net of tax                                        --       125,427          151,800
                                         -----------      --------      -----------
Net income (loss), as adjusted           $   872,552      $386,872      $  (989,374)
                                         ===========      ========      ===========

Basic and diluted net income (loss)
 per share, as adjusted

 Basic                                   $       .12      $    .05      ($      .14)
 Diluted                                 $       .12      $    .05      ($      .14)

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                            PVC Container Corporation

REVENUE RECOGNITION

Revenue is recognized upon shipment of the product. Sales are shown net of returns, allowances and discounts. In accordance with Emerging Issues Task Force EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company reports amount billed to customers for shipping and handling fees as sales in the Company's "Consolidated Statements of Operations." Costs incurred by the Company for shipping and handling fees are reported as cost of sales. As a result of adopting the provisions of EITF00-10, the Company reclassified shipping and handling costs previously reported in Net Sales to Cost of Sales for all periods presented.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to expense as incurred and amounted to $290,000, $263,000, and $272,000 in 2003, 2002 and 2001,
respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets used in operations or expected to be disposed of when events and circumstances indicate that the assets might be impaired and when those assets are expected to generate undiscounted cash flows that would be less than their carrying amounts.

STOCK-BASED COMPENSATION

As permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, compensation expense is calculated at the time of option grant based upon the difference between the exercise price of the option and the fair market value of the Company's common stock at the date of grant, and is recognized over the vesting period.

                            PVC Container Corporation

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table illustrates the effect on net income (loss) and net income
(loss) per common shares for the three fiscal years ended June 30, 2003, as if the Company had applied the fair value method to measure stock-based compensation, required under the disclosure provision of SFAS 123:

                                                   2003                2002               2001
                                              -------------       -------------       -------------
Net income (loss) as reported                 $     872,552       $     261,445       $  (1,141,174)
Add:  Stock based compensation
  Included in reported net income,
  (loss), net of taxes                                 ----                ----                ----
Deduct: Stock-based compensation expense
   Under fair value report, net of taxes             (9,225)            (45,917)            (50,583)
                                              -----------------------------------------------------
Pro forma net income (loss)                   $     863,327       $     215,528       $  (1,191,757)

Income (loss) per share:
   Net income (loss) as reported:
      Basic                                   $         .12       $         .04       $        (.16)
      Diluted                                 $         .12       $         .04       $        (.16)
   Pro forma net income (loss)
      Basic                                   $         .12       $         .04       $        (.17)
      Diluted                                 $         .12       $         .04       $        (.17)

PER SHARE INFORMATION

Per share information is presented in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effect of all such securities.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company recognizes all of its derivative instruments on the balance sheets as either assets or liabilities at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, (based upon the exposure being hedged), as either a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.

                            PVC Container Corporation

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For a derivative instrument that is designated and qualifies as cash flow hedge (i.e., hedges the exposure to variability on expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on a derivative instrument that is designated and qualifies as a cash flow hedge is reported as a component of other comprehensive income and reclassified into earnings in the period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, is recognized in current earnings to the extent it exceeds the cumulative change in the present value of future cash flows of the hedged item.

At June 30, 2003, the Company had interest-rate swap agreements, designated as cash flow hedges, that effectively convert approximately $7,648,000 of its floating-rate debt to a fixed-rate through 2005. The interest rate swap agreements hedge the floating interest rate by reducing the impact of interest rate charges on future interest expense. The fair value of the interest-rate swap at June 30, 2003, was approximately $543,000 and is included in the accompanying consolidated balance sheet. Losses reported in accumulated, other comprehensive loss, that are expected to be reclassified into earnings in the next twelve months total approximately $241,000 before taxes.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. The Company's financial statements were not impacted by the adoption of the provisions of FIN 45.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure"(SFAS 148). SFAS 148 amends Statement No. 123, Stock-Based Compensation (SFAS 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS 148 are effective for periods ending after December 15, 2002 and have been incorporated into the accompanying financial statement footnotes.

                            PVC Container Corporation

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 is the interpretation of Accounting Research Bulletin No. 51 Consolidated Financial Statements, which addresses consolidation by business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and becomes effective for the Company on July 1, 2003 for variable interest entities in which it holds a variable interest that it acquired before February 1, 2003. The Company does not expect the adoption of FIN 46 to have an impact on its financial position, results of operations and cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). The Statement is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. Certain provisions of this statement relating to SFAS 133 implementation issues that have been effective for prior fiscal quarters will continue to be applied in accordance with their respective effective dates. The Company does not expect that the adoption of SFAS 149 will have an impact on its financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that the adoption of SFAS 150 will have an impact on the Company's financial position, results of operations or cash flows.

                            PVC Container Corporation

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates that affect the financial statements include, but are not limited to, recoverability of inventories, collectibility of accounts receivable, returns, useful lives of property, plant and equipment and related amortization periods, recoverability of long-lived assets and fair value of net assets held for sale.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  INVENTORIES

Inventories consist of the following:

                                        2003                2002
                                     ------------       ------------
Raw materials                        $  6,023,810       $  5,452,207
Finished goods                          6,264,247          5,341,191
Reserves                               (1,036,762)        (1,154,962)
                                     ------------       ------------
                                       11,251,295          9,638,436

Molds for resale, in production           840,605            834,621
Supplies                                  433,841            461,946
                                     ------------       ------------
Total inventories                    $ 12,525,741       $ 10,935,003
                                     ============       ============

                            PVC Container Corporation

3.  PROPERTIES, PLANT AND EQUIPMENT

                                                                      ESTIMATED
                                                                     USEFUL LIFE
                                       2003              2002         IN YEARS
                                    -----------      -----------     -----------
Land                                $   686,343      $   686,343
Building and improvements            16,773,267       16,215,800      20-25
Machinery and equipment              53,722,845       51,326,146       7-10
Molds                                 6,003,311        4,980,605        3-5
Office furniture and equipment        3,845,375        3,649,772       5-10
Motor vehicles                          125,718          141,335        3-5
Leasehold improvements                   24,845           24,845         12
Construction in Progress              1,589,124
                                    -----------      -----------
                                     82,770,828       77,024,846
Less accumulated depreciation        52,473,453       46,466,863
                                    -----------      -----------
                                    $30,297,375      $30,557,983
                                    ===========      ===========

4.  ACCRUED EXPENSES

Accrued expenses at June 30 consists of:

                                  2003            2002
                               ----------      ----------
Accrued payroll                $  433,316      $  534,403
Accrued vacation                  713,247         733,653
Accrued employee benefits         737,654       1,101,115
Other accrued expenses            791,691       1,074,799
                               ----------      ----------
                               $2,675,908      $3,443,970
                               ==========      ==========

                            PVC Container Corporation

5.  LONG-TERM DEBT AND PLEDGED ASSETS

Long-term debt at June 30 consists of the following:

                                                         2003               2002
                                                     ------------       ------------
Notes payable:
 South Carolina Economic Development Authority:
   Loan                                              $  3,595,955       $  3,596,384
 Pennsylvania Industrial Development Authority:
   Loan                                                   695,905            771,870
 GE Capital Public Finance:
   Equipment loans                                      1,575,350          1,946,665
   Building loan                                        3,300,488          3,589,661
 PNC Bank:
   Term notes                                           8,528,844         10,535,636
   Revolving line of credit                             8,899,404          7,514,889
 Other                                                  3,236,208            959,588
                                                     ------------       ------------
                                                       29,832,154         28,914,693
 Less current portion                                  (3,351,266)        (2,992,644)
                                                     ------------       ------------
                                                     $ 26,480,888       $ 25,922,049
                                                     ============       ============

Maturities of long-term debt are as follows: 2004 - $3,351,266; 2005 - $3,364,331; 2006 - $14,264,725; 2007 - $1,893,787; 2008 - $1,346,071; and 2009
to 2016 - $5,611,974. Interest paid amounted to $1,946,630, $2,358,089, and
$3,027,737 in 2003, 2002, and 2001, respectively.

PNC AGREEMENT

The Company entered into a $43,750,000 senior secured credit facility with PNC Bank in August 2000. The credit facility is structured as a five year $25,000,000 senior revolving credit facility, a five year $12,183,000 senior term loan, a five year $4,192,000 standby letter of credit, and a $2,000,000 capital expenditure line. At June 30, 2003, the Company was in compliance with all of the credit facility's covenants. The credit facility is secured by accounts receivable, inventories, property, plant and equipment.

                            PVC Container Corporation

5.  LONG-TERM DEBT AND PLEDGED ASSETS (CONTINUED)

The Term Notes bear interest at LIBOR plus 300 basis points and the revolving line bears interest at LIBOR plus 250 basis points. The effective interest rates of the term loan and revolver were 4.54% and 4.04%, respectively, in fiscal 2003. The Company entered into interest-rate swap agreements (Note 1) to effectively convert a portion of the floating Term Note debt interest to a fixed rate.

The $2 million capital expenditure line of credit bears interest at LIBOR plus 300 basis points. Borrowings against this line totaled approximately $1.4 million at June 30, 2003.

NOTE PAYABLE - SOUTH CAROLINA ECONOMIC DEVELOPMENT AUTHORITY "S.C. EDA"

This note was obtained to finance the construction of the Company's South Carolina manufacturing facility and is due April 1, 2016. Prepayments may be made without penalty. This note is subject to prior mortgages in favor of the PNC Bank. The effective interest rate on this obligation was 1.4% in 2003 and 1.9% in 2002. The note is secured by property, plant and equipment.

The agreement requires the funds to be held in trust by a third-party financial institution until equipment purchases are made. The funds are invested at rates of return comparable to the interest rate paid by the Company on the obligation. Equipment purchases subject to this agreement are paid directly from the trust.

S.C. EDA has issued tax exempt bonds to fund the debt. Should the tax exempt status of this bond issue be negated, the interest rate on this note would be retroactively adjusted. There is an unused letter of credit amounting to approximately $3.6 million in conjunction with this note.

NOTE PAYABLE - PENNSYLVANIA INDUSTRIAL DEVELOPMENT AUTHORITY

During fiscal year 1999, the Company obtained a $1.0 million loan from the Pennsylvania Industrial Development Authority ("PIDA") to assist in financing the construction of its Hazleton, Pennsylvania manufacturing facility. The loan is payable in 145 equal monthly installments of $8,634, with an interest rate of 3.75% and a maturity date of March 1, 2011. The loan may be prepaid in whole or in part subject to certain requirements stated in the loan agreement. The loan is secured by the property.

                            PVC Container Corporation

5.  LONG-TERM DEBT AND PLEDGED ASSETS(CONTINUED)

GE CAPITAL PUBLIC FINANCE BUILDING AND EQUIPMENT LOANS

During fiscal year 1998, the Hazleton Area Industrial Development Authority approved $7,250,000 tax-exempt Industrial Development Bonds. The Bonds were purchased and are held by GE Capital Public Finance, Inc., to finance a loan to the Company in conjunction with the Company's Hazleton, Pennsylvania manufacturing facility. The loan is payable in 144 decreasing monthly installments at an interest rate of 5.15%, with a final lump sum payment of $1,860,530 due June 15, 2010. The loan may be prepaid in whole or in part subject to certain requirements stated in the loan agreement. The loan is secured by the property.

During fiscal year 1997, the City of Paris, Illinois approved $1,200,000 Series 1997A and $2,300,000 Series 1997B Industrial Development Revenue Bonds. The bonds were purchased and are held by GE Capital Public Finance, Inc., to finance a loan to the Company in conjunction with the Company's expansion of its Paris, Illinois manufacturing facility. The loan is payable in 120 decreasing monthly installments at an interest rate of 5.90%, with a final lump sum payment of $602,952 due April 1, 2007. The loan may be prepaid in whole or in part subject to certain requirements stated in the loan agreement. The loan is secured by the property and the equipment. The Company has unused letters of credit amounting to approximately $1.2 million in conjunction with this loan.

The agreements for all these bonds require the funds to be held in trust by a third-party financial institution until building, construction, or equipment purchases are made. The funds are invested at rates of return comparable to the interest rates paid by the Company on the obligations. Purchases subject to these agreements are paid directly from the trust.

                            PVC Container Corporation

5.  LONG-TERM DEBT AND PLEDGED ASSETS (CONTINUED)

The bonds issued by the City of Paris to fund the debt are tax exempt. Should the tax-exempt status of these bonds be negated, the interest rate of on the related note would be retroactively adjusted.

OTHER

Other loans consist of notes payable to various banks for equipment, real estate improvements and development and expansion of the Company's manufacturing plants. The notes bear interest at rates ranging from 3% to 7.75% and are payable in monthly installments through 2009. The loans are secured by the Company's equipment, land and buildings.

The carrying amounts of the aforementioned debt agreements approximate fair value.

6.  OPERATING LEASES

Minimum rental commitments under non-cancellable operating leases are payable as follows:

     YEAR             AMOUNT
  ----------------------------
     2004           $1,239,272
     2005              818,038
     2006              982,444
     2007              647,656
     2008              621,872
  Thereafter         1,826,967

Rental expense for operating leases amounted to $1,139,611, $1,134,309, and $1,124,857 in 2003, 2002, and 2001, respectively.

7.  PENSION PLAN

On September 1, 1990, the Company instituted a non-contributory defined benefit pension plan for all eligible full-time union employees. Benefits are based on years of service. The Company contributes to the plan amounts, actuarially determined by the Unit Credit Actuarial Cost Method, that provides the plan with sufficient assets to meet future benefit payment requirements. The plan's assets are invested principally in short-term investments.

The following table sets forth the plan's funded status and the amount recognized in the Company's consolidated balance sheet:

                            PVC Container Corporation

7.  PENSION PLAN (CONTINUED)

                                                         2003                2002
                                                      -----------        -----------
Change in benefit obligation:
  Benefit obligation at beginning of year             $   933,277        $   917,868
  Service cost                                              8,298              8,132
  Interest cost                                            70,492             65,465
  Actuarial loss (gain)                                    22,018            (29,701)
  Benefits paid                                           (31,221)           (28,488)
                                                      -----------        -----------
  Benefit obligation at end of year                   $ 1,002,864        $   933,276
                                                      ===========        ===========

Change in plan assets:
  Fair value of plan assets at beginning of year      $ 1,017,742        $   990,167
  Actual return on plan assets                             39,030             38,947
  Employer contribution                                        --             17,116
  Benefits paid, including expenses                       (31,221)           (28,488)
                                                      -----------        -----------
Fair value of plan assets at end of year              $ 1,025,551        $ 1,017,742
                                                      ===========        ===========

Funded status                                         $    22,687        $    84,466
  Unrecognized net actuarial loss                         292,328            238,030
  Unrecognized prior service cost                          11,730             13,405
  Unrecognized transition obligation                       15,087             15,087
                                                      -----------        -----------
Pension asset                                         $   341,832        $   350,988
                                                      ===========        ===========

Weighted-average assumptions at year-end:
  Discount rate                                               7.5%               7.5%
  Expected return on plan assets                              8.5%               8.5%

Components of net periodic benefit cost:

  Service cost                                        $     8,299        $     8,132
  Interest cost                                            70,492             65,465
  Expected return on plan assets                          (85,199)           (83,382)
  Amortization of transition obligation                     3,018              3,018
  Amortization of prior service cost                        1,675              1,675
  Recognized net actuarial loss                            10,872              7,882
                                                      -----------        -----------
Net periodic benefit cost                             $     9,157        $     2,790
                                                      ===========        ===========

                            PVC Container Corporation

7.  PENSION PLAN (CONTINUED)

The Company maintains a voluntary salary reduction 40l(k) plan covering all non-union and union employees with more than one year of service. Eligible employees may elect to contribute up to 15% of their salaries on a pre-tax basis and an additional 10% of their salaries on an after-tax basis up to ERISA's maximum annual level. The Company contributes 25% on the first 6% of the non-union employees' pre-tax contribution, and 10% on the first 6% of the union employees' pre-tax contribution. The Company may make additional discretionary contributions to the plan based on earnings. The Company contributed $143,716, $136,340, and $148,255 in 2003, 2002, and 2001, respectively.

8.  COMMON STOCK AND STOCK OPTIONS

In 1997, the Company's Board of Directors approved and ratified, an incentive stock option plan to enable the Company to grant options to purchase up to 600,000 shares of the Company's common stock through the plan's expiration on January 16, 2007. This plan conforms to the requirements of Rule 16-3 of the Securities Exchange Act of 1934. The options granted vest at the rate of 20-25% per year. All options have been granted at fair market value.

SFAS 123 requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options and warrants ("equity awards") under the fair value method of SFAS 123. The fair value of the Company's equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rates of approximately 2.4%, 4.1% and 5.5%; expected volatility of 0.6, 0.4 and 0.3; expected option life equal to the vesting period, and an expected dividend yield of 0.0%.

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

                            PVC Container Corporation

8.  COMMON STOCK AND STOCK OPTIONS (CONTINUED)

A summary of stock option activity follows:

                                                             WEIGHTED-
                                                             AVERAGE
                                                             EXERCISE
                                       OPTIONS                PRICE
                                       -------              ----------
Outstanding at June 30, 2000           368,800               $4.87
  Granted                               30,000                4.25
  Forfeited                            (30,000)               5.03
  Exercised                                 --                  --
                                       -------               -----
Outstanding at June 30, 2001           368,800                4.46
  Granted                              191,000                2.82
  Forfeited                            (15,000)               4.96
  Exercised                                 --                  --
                                       -------               -----
Outstanding at June 30, 2002           544,800                4.10
  Granted                               10,000                1.55
  Forfeited                            (60,000)               3.69
  Exercised
                                       -------               -----
Outstanding at June 30, 2003           494,800               $4.07
                                       =======               =====
Exercisable at June 30, 2001           325,550               $4.74
                                       =======               =====
Exercisable at June 30, 2002           415,300               $4.50
                                       =======               =====
Exercisable at June 30, 2003           423,050               $4.37
                                       =======               =====

Exercise prices for options outstanding as of June 30, 2003, ranged from $1.55 to $6.38 per share. The weighted average remaining contractual life of these options is 7.65 years.

                            PVC Container Corporation

9.  INCOME TAXES

The provision (benefit) for income taxes consists of:

                                   2003              2002             2001
                               -----------       -----------       ---------
Current:
  Federal                      $   746,934       $   897,168       $(109,189)
  State                            220,186           274,947          51,000
                               -----------       -----------       ---------
                                   967,120         1,172,115         (58,189)
Deferred:
  Federal                         (277,794)         (637,683)       (411,157)
  State                            (82,977)         (185,134)       (118,532)
                               -----------       -----------       ---------
                                  (360,771)         (822,817)       (529,689)
                               -----------       -----------       ---------
Total provision (benefit)      $   606,349       $   349,298       $(587,878)
                               ===========       ===========       =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30 are as follows:

                                        2003             2002
                                      ----------      ----------
Deferred tax liabilities:
   Long-lived assets and other        $2,423,711      $1,779,099
                                      ----------      ----------
Total deferred tax liabilities        $2,423,711       1,779,099

Deferred tax assets:
   Bad debt reserves                     359,793         488,502
   Inventory reserves                    414,704         321,985
   Accrued liabilities and other         883,657         917,581
                                      ----------      ----------
Total deferred tax assets              1,658,154       1,728,068
                                      ----------      ----------
Net deferred tax liabilities          $  765,557      $   51,031
                                      ==========      ==========

A reconciliation of the income tax provision and the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

                                                            2003       2002       2001
                                                            ----       ----       ----
Federal tax at statutory rate                                34%        34%        34%
Effect of:
 State income taxes, net of federal income tax benefit        6          9          2
 Goodwill amortization                                        0         16         (5)
 Foreign operations                                          (2)        (7)         2
 Other                                                        3          5          1
                                                            ----       ----       ----
Effective income tax rate                                    41%        57%        34%
                                                            ====       ====       ====

                            PVC Container Corporation

9. INCOME TAXES (CONTINUED)

Income taxes paid amounted to $1,246,078, $244,000, and $163,000 in 2003, 2002,
and 2001, respectively.

10. EARNINGS PER SHARE

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the years ended June 30, 2003, 2002, and 2001. Income available to common stockholders for both basic and diluted earnings per share is the same as net income presented in the statements of income for the years ended June 30, 2003, 2002, and 2001.

                                                    2003            2002          2001
                                                  ---------      ---------      ---------
Weighted-average shares for basic earnings
  per share                                       7,042,393      7,044,379      7,044,655
Effect of dilutive securities:
   Employee stock options                             1,092             --             --
                                                  ---------      ---------      ---------
Adjusted weighted-average shares for diluted
  earnings per share                              7,043,485      7,044,379      7,044,655
                                                  =========      =========      =========

11.  SEGMENTS

The Company identifies its segments based upon differences in the types of products each sells. The Company currently has two reportable segments: Plastic Containers and Compound. The Plastic Containers segment manufactures custom designed PET, HDPE, and PVC containers mainly for cosmetics, toiletries, foods, household chemicals, lawn and garden supplies, and industrial chemical products. The Compound segment manufactures PVC compound for internal use and for sale. Our customers use PVC compound for extruded profiles and accessories, furniture, molding and other indoor fixtures, and molded electrical and electronic housings. Both of the Company's segments sell to customers located primarily in the United States.

The reportable segments are managed separately because they use different manufacturing processes and serve different markets. The Company evaluates each segment's performance based on profit or loss from operations before income taxes. The accounting policies for the reportable segments are the same as those for the Company (described in Note 1). Intersegment sales and transfers are recorded at market prices. Information on segments and a reconciliation to a consolidated total are as follows:

                            PVC Container Corporation

11.  SEGMENTS (CONTINUED)

                                                        2003              2002                2001
                                                    ------------       ------------       ------------
Net revenues:
   Compound total                                   $ 20,851,641       $ 21,261,456       $ 23,432,157
   Intersegment revenue - Compound                    (6,466,334)        (5,971,921)        (7,051,553)
                                                    ------------       ------------       ------------
   Revenues from external customers - Compound
                                                      14,385,307         15,289,535         16,380,604
   Plastic Containers                                 76,047,910         68,786,855         73,512,217
                                                    ------------       ------------       ------------
Total consolidated net revenues                     $ 90,433,217       $ 84,076,390       $ 89,892,821
                                                    ============       ============       ============

Depreciation and amortization expense:
   Compound                                         $    383,044       $    367,316       $    365,659
   Plastic Containers                                  5,639,163          6,064,035          6,399,450
                                                    ------------       ------------       ------------
Total consolidated depreciation and
  amortization expense                              $  6,022,207       $  6,431,351       $  6,765,109
                                                    ============       ============       ============

Interest expense:
   Compound                                         $     85,618       $    107,055       $    145,720
   Plastic Containers                                  1,858,473          2,107,603          2,848,869
                                                    ------------       ------------       ------------
Total consolidated interest expense                 $  1,944,091       $  2,214,658       $  2,994,589
                                                    ============       ============       ============

Net income (loss):
   Compound                                         $    510,949       $    905,606       $    565,607
   Plastic Containers                                    361,603           (644,161)        (1,706,781)
                                                    ------------       ------------       ------------
Total consolidated net income (loss)                $    872,552       $    261,445       $ (1,141,174)
                                                    ============       ============       ============

Total assets:
   Compound                                         $  5,933,014       $  6,612,289       $  8,041,676
   Plastic Containers                                 56,511,177         54,642,771         60,084,710
                                                    ------------       ------------       ------------
Total consolidated assets                           $ 62,444,191       $ 61,255,060       $ 68,126,386
                                                    ============       ============       ============

Capital expenditures:
   Compound                                         $    321,358       $    190,708       $    483,093
   Plastic Containers                                  5,440,240          2,538,812          3,768,424
                                                    ------------       ------------       ------------
Total consolidated capital expenditures             $  5,761,598       $  2,729,520       $  4,251,517
                                                    ============       ============       ============

                            PVC Container Corporation

12.  QUARTERLY FINANCIAL DATA

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present selected financial data by quarter for the years ended June 30, 2003, and 2002:

                                            FIRST             SECOND             THIRD             FOURTH
                                           QUARTER            QUARTER           QUARTER            QUARTER
                                         ------------       ------------       -----------       ----------
2003
Net sales                                $ 21,336,996       $ 20,984,155       $23,942,055       24,170,011
Cost of goods sold (exclusive of
  depreciation and amortization)           17,543,569         16,490,927        18,324,270       19,097,831
Selling, general and administrative
  expenses                                  2,277,619          2,342,921         2,589,589        2,404,554
Depreciation and amortization               1,461,242          1,490,371         1,494,152        1,576,442
Net (loss) earnings                          (201,425)           102,826           617,706          353,445
(Loss) earnings per share of common
  stock:
    Basic:
       Net (loss) earnings               $      (0.03)      $       0.01       $      0.09      $      0.05
    Diluted:
       Net (loss) earnings               $      (0.03)      $       0.01       $      0.09      $      0.05

2002
Net sales                                $ 19,686,279       $ 18,038,353       $22,034,855      $24,316,903
Cost of goods sold (exclusive of
  depreciation and amortization)           15,872,305         13,868,467        16,325,620       18,918,907
Selling, general and administrative
  expenses                                  2,388,805          2,479,907         2,739,888        2,325,012
Depreciation and amortization               1,554,425          1,562,216         1,579,280        1,735,430
Net (loss) earnings                          (483,630)          (252,753)          588,261          409,567
(Loss) earnings per share of common
  stock:
    Basic:
       Net (loss) earnings               $      (0.07)      $      (0.04)      $      0.08      $      0.06
    Diluted:
       Net (loss) earnings               $      (0.07)      $      (0.04)      $      0.08      $      0.06

13.  SUBSEQUENT EVENT

In the first quarter of fiscal 2004, the Company decided, after Board approval, to transfer most of the personnel and equipment from its Kingston, New York plant to its Philmont, New York facility and convert the Kingston plant to a warehouse on or around October 1, 2003. The Company does not expect the transfer to result in material impairment losses on its long-lived assets.

                            PVC Container Corporation

                 Schedule II - Valuation and Qualifying Accounts

 COLUMN A                    COLUMN B               COLUMN C               COLUMN D       COLUMN E
 --------                    --------               --------               --------       --------
                                                   ADDITIONS
                                           ---------------------------     AMOUNT
                                                             CHARGED      WRITTEN
                             BALANCE      CHARGED TO         TO OTHER       OFF           BALANCE
                            BEGINNING     COSTS AND          ACCOUNTS      AGAINST         END OF
    DESCRIPTION              OF YEAR       EXPENSES         (DESCRIBED)    RESERVE          YEAR
---------------------       ---------    ------------       -----------   --------        --------
Valuation accounts
deducted from assets
to which they apply:

June 30, 2003:
  Accounts receivable      $  970,000      $  137,000                     $  108,000      $  999,000
  Inventory                 1,155,000         412,000                     $  530,000      $1,037,000

June 30, 2002:
  Accounts receivable       2,012,000         874,000                      1,916,000         970,000
  Inventory                   710,000       1,137,000                        692,000       1,155,000

June 30, 2001:
  Accounts receivable       1,010,000       1,135,000                        133,000       2,012,000
  Inventory                   587,000         909,000                        786,000         710,000