Form 10-Q
period 2003-09-30
PVC CONTAINER CORP
filed 2003-11-19
CIK 81288

                                                                          Part I

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the transition period from_________________
                               to ________________

                         COMMISSION FILE NUMBER 0-08791

                            PVC CONTAINER CORPORATION
           ----------------------------------------------------------
          (Exact name of registrant as specified in its charter)

              Delaware                                   13-2616435
  --------------------------------                    ------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

               2 Industrial Way West, Eatontown, New Jersey 07724
           ----------------------------------------------------------
              (Address of principal executive offices and zip code)

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

                                             Yes  (X)   No ( )

Indicate by check mark by the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                                             Yes  ( )   No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

      Class                                 Outstanding at September 30, 2003
---------------------                       ---------------------------------
Common $.01 par value                                7,042,393 shares

                                                                          Part I

                                    CONTENTS

                                                                                                    PAGE
                                                                                                     NO.
                                                                                                    ----
PART I.      FINANCIAL INFORMATION

             Consolidated Balance Sheets-September 30, 2003 and June 30, 2003                         3

             Consolidated Statements of Operations-Three Months Ended September 30, 2003 and
                2002 (Unaudited)                                                                      4

             Consolidated Statements of Cash Flows-Three Months Ended
                September 30, 2003 and 2002 (Unaudited)                                               5

             Notes to Consolidated Financial Statements (Unaudited)                                  6-12

             Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                          13-14

             Item 3.  Quantitative and Qualitative Disclosure About Market Risk                       15

PART II.     OTHER INFORMATION

             Item 4.  Controls and Procedures                                                         15

             Item 6.  Exhibits and Reports on Form 8-K                                                16

             Signatures                                                                               17

             Certification                                                                          18-19

             Additional Exhibits                                                                      20

                                                                          Part I
                            PVC Container Corporation

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                          SEPTEMBER         JUNE
                                                                          30, 2003        30, 2003
                                                                        -----------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                              $     483,689   $     673,055
 Accounts receivable, net                                                  11,269,473      12,398,916
 Inventories, net                                                          13,243,613      12,525,741
 Prepaid expenses and other current assets                                  1,846,061       1,255,440
 Deferred income taxes                                                      1,658,154       1,658,154
                                                                        -----------------------------
Total current assets                                                       28,500,990      28,511,306

Properties, plant and equipment at cost, net                               30,790,295      30,297,375
Goodwill, net of accumulated amortization                                   3,296,298       3,296,298
Other assets                                                                  310,659         339,212
                                                                        -----------------------------
                                                                        $  62,898,242   $  62,444,191
                                                                        =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                       $   8,008,169   $   8,132,728
 Accrued expenses                                                           2,317,247       2,675,908
 Current portion of long-term debt                                          3,643,762       3,351,266
                                                                        -----------------------------
Total current liabilities                                                  13,969,178      14,159,902

Long-term debt                                                             27,296,809      26,480,888
Interest rate swap                                                            452,908         543,436
Deferred income taxes                                                       2,460,828       2,423,711

Stockholders' equity:
 Preferred stock, par value $1.00, authorized 1,000,000 shares, none issued
 Common stock, par value $.01, authorized 10,000,000 shares,
   7,044,655 shares issued and outstanding as of September 30, 2003
   and June 30, 2003, respectively                                             70,446          70,446
 Capital in excess of par value                                             3,810,981       3,810,981
 Retained earnings                                                         15,109,103      15,280,249
 Accumulated other comprehensive loss                                        (267,216)       (320,627)
 Treasury stock, at cost (2,262 shares at September 30,
 2003 and June 30, 2003)                                                       (4,795)         (4,795)
                                                                        -----------------------------
Total stockholders' equity                                                 18,718,519      18,836,254
                                                                        -----------------------------
                                                                        $  62,898,242   $  62,444,191
                                                                        =============================

See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30
                                                   ---------------------------------
                                                       2003                2002
                                                   ---------------------------------
Net sales                                          $   21,229,348    $    21,336,996

Cost and expenses:
   Cost of goods sold (exclusive of
     depreciation and amortization expense
     shown separately below)                           16,963,730         17,543,569
   Selling, general and administrative expenses         2,436,857          2,277,619
   Depreciation and amortization                        1,514,336          1,461,242
   Provision for restructuring                            116,271
                                                   ---------------------------------
                                                       21,031,194         21,282,430
                                                   ---------------------------------
Income from operations                                    198,154             54,566

Other income (expense):
   Interest expense                                      (488,232)          (482,795)
   Other income                                                               86,830
                                                   ---------------------------------
                                                         (488,232)          (395,965)
                                                   ---------------------------------
Loss before
   benefit for income taxes                              (290,078)          (341,399)

Benefit for income taxes                                  118,932            139,974
                                                   ---------------------------------
Net loss                                           $     (171,146)   $      (201,425)
                                                   =================================

Loss per share
   Basic and Diluted                              ($         0.02)  ($          0.03)

See accompanying notes.

                                                                          Part I
                            PVC Container Corporation

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30
                                                                         2003               2002
                                                                      -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                     $    (171,146)  $      (201,425)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                        1,514,336         1,461,242
     Amortization of deferred financing costs                                44,125            39,127
     Deferred income taxes                                                                    445,899

     Changes in assets and liabilities:
       Accounts receivable, net                                           1,129,443         1,401,727
       Inventories                                                         (717,872)         (401,955)
       Prepaid expenses and other current assets                           (590,621)         (503,056)
       Other assets                                                           4,428             4,424
       Accounts payable and accrued expenses                               (483,220)          600,922
       Income taxes payable                                                                  (775,900)
                                                                      -------------------------------
Net cash provided by operating activities                                   729,473         2,071,005

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                     (2,007,256)       (1,429,141)
                                                                      -------------------------------
Net cash used in investing activities                                    (2,007,256)       (1,429,141)
                                                                      -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit line                                     434,624
Proceeds from long-term debt                                              1,519,670         1,736,000
Payment on indebtedness                                                    (845,877)       (2,761,822)
Deferred financing costs                                                    (20,000)          (20,000)
                                                                      -------------------------------
Net cash provided by (used in) financing activities                       1,088,417        (1,045,822)
                                                                      -------------------------------

Net decrease in cash and cash equivalents                                  (189,366)         (403,958)
Cash and cash equivalents at beginning of period                            673,055           657,123
                                                                      -------------------------------
Cash and cash equivalents at end of period                            $     483,689   $       253,165
                                                                      ===============================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                         $     488,916   $       480,653
                                                                      ===============================

Income taxes paid                                                     $     250,825   $       635,925
                                                                      ===============================

See accompanying notes.

                                                                          Part I
                            PVC Container Corporation

                   Notes to Consolidated Financial Statements

Note 1   Description of Business

         General

         PVC Container Corporation (the "Company") was incorporated in Delaware in 1968. The Company's major business activity consists of the manufacture and sale of a line of plastic bottles ("bottles") made from polyvinyl chloride ("PVC") compounds, high-density Polyethylene ("HDPE") and polyethylene terephthalate ("PET") resins. The Company sells these bottles through Novapak Corporation, which is a wholly-owned subsidiary. Another wholly-owned subsidiary, Airopak Corporation, produces bottles that are fluorinated to improve the chemical resistance and barrier properties. All of these bottles are used primarily for the packaging of cosmetics, toiletries, foods, household chemicals, lawn and garden and industrial chemical products.

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

Note 2   Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2003, and the results of operations and cash flows for the three month periods ended September 30, 2003 and 2002.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2003.

         Diluted earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. The weighted average number of shares of Common Stock used in computing basic and diluted earnings (loss) per share were as follows:

                                         THREE MONTHS ENDED
                                            SEPTEMBER 30
                                       ---------------------
                                         2003        2002
                                       ---------------------
Weighed average common shares
  outstanding used to calculate
  basic earnings (loss) per share      7,042,393   7,042,393
Net effect of dilutive securities
  based upon the treasury stock
  method using an average market
  price                                        -           -
                                       ---------------------
Weighed average common and dilutive
  securities outstanding used to
  calculate diluted earnings (loss)
  per share                            7,042,393   7,042,393
                                       =====================

         The accompanying consolidated financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries Novapac Corporation, Novatec Plastics Corporation, Marpac Industries, Inc., Airopak Corporation, and PVC Container International Sales Corporation, a foreign sales company incorporated in the U.S. Virgin Islands in 1993. All inter-company accounts have been eliminated.

Note 3   Stock-Based Compensation

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS 148 amends Statement No. 123, "Stock-Based Compensation" (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS 148 are effective for periods ending after December 15, 2002 and have been incorporated as below.

         As permitted by SFAS 123, the Company has elected to follow the intrinsic value method under Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock option plans. Under APB 25, no compensation expense is recognized at the time of option grant when the exercise price of the Company's employee stock options equals the fair market value of the underlying common stock on the date of grant.

         The following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value method to measure stock-based compensation, required under the disclosure provisions of SFAS 123:

                                        THREE MONTHS ENDED
                                           SEPTEMBER 30
                                      -----------------------
                                        2003         2002
                                      -----------------------
Net loss, as reported                 $(171,146)   $(201,423)
Add: Stock-based compensation
Included in reported net loss, net
of tax                                       --           --
Deduct: Stock-based compensation
  expense under fair value
  reporting, net of tax                  (6,507)     (10,159)
                                      ----------------------
Pro forma net loss                    $(177,653)   $(211,582)

Loss per share:
  Net loss, as reported:
     Basic                            $   (0.02)   $   (0.03)
     Diluted                          $   (0.02)   $   (0.03)
  Pro forma net loss:
     Basic                            $   (0.03)   $   (0.03)
     Diluted                          $   (0.03)   $   (0.03)

Note 4   Impact of Recently Issued Accounting Standards

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 is the interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", which addresses consolidation by business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and becomes effective for the Company on October 1, 2003 for variable interest entities in which it holds a variable interest that it acquired before February 1, 2003. The Company does not expect the adoption of FIN 46 to have an impact on its financial position, results of operations and cash flows.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. Certain provisions of SFAS 149 relating to SFAS 133 implementation issues that have been effective for prior fiscal quarters will continue to be applied in accordance with their respective effective dates. The Company's financial position, results of operations and cash flows were not impacted by the adoption of SFAS 149.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003; SFAS 150 has been deferred indefinitely with respect to mandatorily redeemable non-controlling interests.

Note 5   Inventories consist of:

                                       SEPTEMBER        JUNE
                                       30, 2003        30, 2003
                                     ----------------------------
Raw materials                        $  5,359,244    $  6,023,810
Finished goods                          7,292,569       6,264,247
Reserves                                 (969,995)     (1,036,762)
                                     ----------------------------
Total FIFO inventories                 11,681,818      11,251,295

Molds for resale, in production         1,067,412         840,605
Supplies                                  494,383         433,841
                                     ----------------------------
                                     $ 13,243,615    $ 12,525,741
                                     ============================

Note 6   PNC Bank Agreement

         The Company entered into a senior secured credit facility up to $43,750,000 ("PNC Bank Agreement") with PNC Bank in August 2000. The credit facility is structured as a five year $25,000,000 senior revolving credit facility, a five year $12,183,000 senior term loan, a five year $4,192,000 standby letter of credit and a $2,000,000 capital expenditure line. The credit facility contains annual minimum equity and fixed charge coverage covenants with which the Company was in compliance at September 30, 2003.

         The term loan bears interest at LIBOR plus 300 basis points and the revolving line bears interest at LIBOR plus 250 basis points. The Company entered into interest-rate swap agreements to effectively convert a portion of the floating term loan debt interest to a fixed rate. The $2 million capital expenditure line of credit bears interest at LIBOR plus 300 basis points. Borrowings under the PNC Bank Agreement totaled approximately $17.4 million at September 30, 2003.

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

         Information on segments and a reconciliation to consolidated totals are as follows:

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30
                                                  ---------------------------------
                                                        2003              2002
                                                  ---------------------------------
Net revenues:
  Company total                                   $    5,191,125    $    6,300,844
  Intersegment revenue - Compound                     (1,528,975)       (1,872,711)
                                                  --------------------------------
  Revenues from external customers - Compound          3,662,150         4,428,133

  Plastic containers                                  17,567,198        16,908,863
                                                  --------------------------------
Total consolidated net revenues                   $   21,229,348    $   21,336,996
                                                  ================================

Net income (loss):
  Compound                                        $      201,467    $       80,033
  Plastic containers                                    (372,613)         (281,458)
                                                  --------------------------------
Total consolidated net loss                       $     (171,146)   $     (201,425)
                                                  ================================

Total assets:
  Compound                                        $    5,725,725    $    6,175,064
  Plastic containers                                  57,172,518        53,677,771
                                                  --------------------------------
Total consolidated assets                         $   62,898,243    $   59,852,835
                                                  ================================

Note 8   Comprehensive Loss

         The following table sets forth comprehensive income (loss) for the three month periods ended September 30, 2003 and 2002:

                                             THREE MONTHS ENDED
                                                SEPTEMBER 30
                                          -------------------------
                                            2003            2002
                                          -------------------------
Net loss                                  $(171,146)      $(201,425)
Unrealized gain (loss) on interest
  rate swap, net of taxes                    53,411        (105,451)
                                          ---------       ---------
Comprehensive loss                        $(117,735)      $(306,876)
                                          =========       =========

Note 9   Provision for Restructuring

         During the quarter ending September 30, 2003, the Company recorded a $116,000 pre-tax charge for restructuring related to the transfer of some of the personnel and most of the equipment at its Marpac Industries subsidiary located in Kingston, NY to its Philmont, NY plant. The Kingston facility will be converted to a warehouse. While successful at broadening our customer and product mix at our technical blow molding business at Marpac, we continue to see a consolidation in sales for our larger EBM customers. As a result, we have initiated this plan to rationalize some of EBM and Marpac capacity. When completed, we expect to improve capacity utilization significantly at Philmont, while reducing the combined headcount which will result in a significant profit improvement during this current fiscal year. The workforce reduction includes 58 employees of which 29 are direct labor, 27 indirect labor and 2 administrative.

         The total restructuring cost is estimated to be $250,000, of which $116,000 has been incurred and recognized during quarter ended September 30, 2003, which includes $43,000 for severance, and other personnel related costs for 38 employees and $73,000 for equipment relocation and other transfer costs. We expect this restructuring to be substantially completed by the end of the second quarter of our fiscal year. These costs are reflected in our plastic container segment of our business. In addition, the plastic container segment experienced manufacturing inefficiencies related to the move. These additional costs are reflected in cost of goods sold.

                            PVC CONTAINER CORPORATION

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales for the three-month period ended September 30, 2003, were $21,229,000, compared to $21,337,000 for the three-month period ended September 30, 2002. Although total sales volume remained level, our plastic container segment showed continued growth. General line HDPE and PVC extrusion blown bottle sales were 12.3% lower than last year. Strong growth was reflected in PET bottles by 51.3% as compared to last year, a line of business that the Company continues to expand its market share. However, the Company's technical and specialty bottle group experienced an 8.6% decline during the three month period ended September 30, 2003, as compared to the same period a year ago. Our Novatec plastic compound segment experienced a decrease of 17.3% in sales volume from the same period last year, due to an overall weaker demand for rigid PVC compounds during this first quarter of our fiscal year.

Cost of goods sold for the three months ended September 30, 2003, was $16,964,000, or 79.9% of net sales, compared to $17,544,000, or 82.2% of net sales, for the three months ended September 30, 2002. This decrease is mainly attributed to improved product mix, higher margins resulting from increased emphasis on cost containment, continued reductions in manufacturing overhead, and decreased raw material costs. Also, the addition of new capacity for our new PET bottle line was substantially completed during the latter part of the fiscal year ended June 30, 2003, so the Company was not burdened with the related start-up expenses during the three months ended September 30, 2003.

Selling, general and administrative ("SG&A") expenses increased by $159,000 in the first quarter of fiscal 2004 compared to the same period last year. For the quarter ended September 30, 2003, SG&A expenses were $2,437,000, or 11.5% of net sales, compared to $2,278,000 or 10.7% of net sales for the quarter ended September 30, 2002. This increase is mainly attributable to increased personnel costs and related benefits in both our marketing and administrative functions to support the execution of a marketing strategy designed to grow the Company's business.

Depreciation and amortization expense increased to $1,514,000 for the three months ended September 30, 2003, compared to $1,461,000 for the three months ended September 30, 2002. The primary cause for the increase is the additional depreciation associated with the new capacity in our PET bottle line.

The Company recorded a $116,000 pre-tax charge for restructuring related to the transfer of some of the personnel and most equipment from its Kingston, New York facility to its Philmont, New York plant and the conversion of the Kingston facility to a warehouse. Management expects the restructuring to be completed by the end of the second quarter of our fiscal year.

Income from operations increased $143,000 during the three-month period ended September 30, 2003, compared to the same period a year ago. For the three-month period ended September 30, 2003, income from operations was $198,000, or 0.9% of net sales, compared to $55,000, or 0.3% of net sales, for the three months ended September 30, 2002. This increase in operating income is principally due to the same factors that enabled the Company to reduce cost of goods sold during the first quarter.

For the three months ended September 30, 2003, net interest expense was $488,000, compared to $483,000 for the three months ended September 30, 2002. This $5,000 increase is attributable to increased borrowings for working capital requirements.

Net loss for the quarter ended September 30, 2003, decreased to $171,000, or $.02 on a diluted earnings per share basis, compared to a net loss of $201,000, or $.03 on a diluted earnings per share basis, for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Because Management generally does not monitor liquidity and capital resources on a segment basis, this discussion is presented on a consolidated basis.

The Company's liquidity position and working capital remained adequate for the three-month period ended September 30, 2003. Net working capital as at September 30, 2003, increased by $181,000 to $14,532,000 since June 30, 2003. The current ratio of assets to liabilities was 2.0 at both September 30, 2003, and June 30, 2003. There is no major factor causing this minimal change in working capital.

During the three month period ended September 30, 2003, the Company generated net cash from operating activities of $729,000, and proceeds from our revolving credit line and additional long term debt of $1,954,000. These funds were primarily used to acquire capital assets of $2,007,000 and reduce long term debt by $846,000.

Cash used for capital assets increased $578,000 as compared to the same period a year ago. This increase attributed to additional capacity to support our PET bottle line.

Cash used for accounts payable and accrued expenses during the three month period ended September 30, 2003, was $483,000, a decrease of $1,084,000 from the corresponding period of the prior year. This decrease is primarily related to the payment of pre-purchased raw material inventories for price protection at June 30, 2003 for future use payable within terms during this quarter.

Assets held for sale, consisting of the Company's Ardmore, Oklahoma facility, totaled approximately $262,000 at September 30, 2003. During fiscal 2003, the Company reduced the carrying value of such assets to reflect the estimated fair value, less disposition costs. Management expects to sell these assets and receive proceeds that will approximate fair value during fiscal 2004.

The Company's short term liquidity and short term capital resources are projected to be adequate to allow the Company to continue to meet its financial obligations. The Company believes the financial resources available to it, including internally generated funds and borrowing under our revolving credit facility, will be sufficient to meet foreseeable working capital requirements. At September 30, 2003, the Company had unused sources of liquidity consisting of cash and cash equivalents of $484,000 and unused credit (available to borrow) under a revolving credit facility of $5,630,000.

The Company utilizes its revolving loan facilities for seasonal working capital needs and for other general corporate purposes. Amounts available under the Company's revolving loan facilities in excess of seasonal working capital needs may be used to pursue the Company's growth strategy and for other permitted purposes.

SFAS No. 133

Effective July 1, 2000, the Company was required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." At September 30, 2003, the Company recorded an interest swap liability for $452,908 and equity was reduced by $267,216 (net of tax). This was a non-cash event and has no impact on the Company's bank covenants.

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

Item 6: Exhibits and Reports on Form 8-K

(a)     Exhibits

31.1 Certification of Phillip L. Friedman, President, Chief Executive Officer, s Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Jeffrey A. Shapiro, Senior Vice President, Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Pillip L. Friedman, Chief Executive Officer, and Jeffrey A. Shapiro, Chief Financial Officer, pursuant to 18 U.S.C.
        Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

         Date: November 19, 2003           PVC Container Corporation
                                           /s/Phillip L. Friedman
                                           Phillip L. Friedman
                                           President and Chief Executive Officer