Form 10-Q
period 2003-12-31
PVC CONTAINER CORP
filed 2004-02-23
CIK 81288

                                                                          Part I

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2003

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         For the transition period from
                                                       --------------------
                                       to
                                         -------------------------

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

                                                  Yes   X          No
                                                       -----         -----

Indicate by check mark the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
                                                  Yes              No  X
                                                       -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

     Class                                   Outstanding at December 31, 2003
--------------------                         --------------------------------
Common $.01 par value                              7,042,393 shares

                                                                          Part I

                                    CONTENTS

                                                                                                   PAGE NO.
                                                                                                   --------
PART I.      FINANCIAL INFORMATION

             Consolidated Balance Sheets - December 31, 2003 and June 30, 2003                        3

             Consolidated Statements of Operations - Three and Six Months Ended  December 31,
                2003 and 2002 (Unaudited)                                                             4

             Consolidated Statements of Cash Flows - Six Months Ended
                December 31, 2003 and 2002 (Unaudited)                                                5

             Notes to Consolidated Financial Statements (Unaudited)                                  6-12

             Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                          13-15

             Item 3.  Quantitative and Qualitative Disclosure About Market Risk                       15

             Item 4.  Controls and Procedures                                                         15
PART II.     OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K                                              16-17

             Signatures                                                                               18

             Exhibits                                                                               19-21

                                                                          Part I

                            PVC Container Corporation

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                     DECEMBER             JUNE
                                                                                     31, 2003           30, 2003
                                                                                   ------------       ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                         $    252,037       $    673,055
 Accounts receivable, net                                                             9,645,334         12,398,916
 Inventories, net                                                                    15,554,487         12,525,741
 Prepaid expenses and other current assets                                            2,074,713          1,255,440
 Deferred income taxes                                                                1,658,154          1,658,154
                                                                                   ------------       ------------
Total current assets                                                                 29,184,725         28,511,306

Properties, plant and equipment at cost, net                                         30,204,299         30,297,375
Goodwill, net of accumulated amortization                                             3,296,298          3,296,298
Other assets                                                                            260,447            339,212
                                                                                   ------------       ------------
                                                                                   $ 62,945,769       $ 62,444,191
                                                                                   ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                  $  8,695,857       $  8,132,728
 Accrued expenses                                                                     2,046,856          2,675,908
 Current portion of long-term debt                                                    3,978,866          3,351,266
                                                                                   ------------       ------------
Total current liabilities                                                            14,721,579         14,159,902

Long-term debt                                                                       26,868,816         26,480,888
Interest rate swap                                                                      361,767            543,436
Deferred income taxes                                                                 2,498,196          2,423,711

Stockholders' equity:
 Preferred stock, par value $1.00, authorized 1,000,000 shares, none issued
 Common stock, par value $.01, authorized 10,000,000 shares, 7,044,655 shares
   issued and outstanding as of December 31, 2003 and June 30, 2003                      70,446             70,446
 Capital in excess of par value                                                       3,810,981          3,810,981
 Retained earnings                                                                   14,832,222         15,280,249
 Accumulated other comprehensive loss                                                  (213,443)          (320,627)
 Treasury stock, at cost (2,262 shares at December 31,
 2003 and June 30, 2003)                                                                 (4,795)            (4,795)
                                                                                   ------------       ------------
Total stockholders' equity                                                           18,495,411         18,836,254
                                                                                   ------------       ------------
                                                                                   $ 62,945,769       $ 62,444,191
                                                                                   ============       ============


See accompanying notes.

                                                                          Part I

                            PVC Container Corporation

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                              DECEMBER 31                             DECEMBER 31
                                                     -------------------------------       -------------------------------
                                                         2003               2002               2003                2002
                                                     ------------       ------------       ------------       ------------
Net sales                                            $ 20,661,549       $ 20,984,155       $ 41,890,897       $ 42,321,151

Cost and expenses:
   Cost of goods sold (exclusive of
     depreciation and amortization expense
     shown separately below)                           16,717,401         16,490,927         33,681,131         34,034,496
   Selling, general and administrative expenses
                                                        2,325,758          2,342,921          4,762,615          4,620,540
   Depreciation and amortization                        1,583,150          1,490,371          3,097,486          2,951,613
   Provision for restructuring                            160,214                               276,485
                                                     ------------       ------------       ------------       ------------
                                                       20,786,523         20,324,219         41,817,717         41,606,649
                                                     ------------       ------------       ------------       ------------
(Loss) Income from operations                            (124,974)           659,936             73,180            714,502

Other income (expense):
   Interest expense                                      (488,815)          (478,004)          (977,047)          (960,799)
   Other income (expense)                                 144,500             (7,650)           144,500             79,180
                                                     ------------       ------------       ------------       ------------
                                                         (344,315)          (485,654)          (832,547)          (881,619)
                                                     ------------       ------------       ------------       ------------
(Loss) income before
   benefit (provision) for income taxes                  (469,289)           174,282           (759,367)          (167,117)

Benefit (Provision) benefit for income taxes              192,408            (71,456)           311,340             68,518
                                                     ------------       ------------       ------------       ------------
Net (loss) income                                    $   (276,881)      $    102,826       $   (448,027)      $    (98,599)
                                                     ============       ============       ============       ============
(Loss) earnings per share (basic and diluted)        $       (.04)      $        .01       $       (.06)      $       (.01)
                                                     ============       ============       ============       ============



See accompanying notes.

                            PVC Container Corporation

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              SIX MONTHS ENDED
                                                                                 DECEMBER 31
                                                                        -----------------------------
                                                                           2003               2002
                                                                        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                       $  (448,027)      $   (98,599)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                        3,097,486         2,951,613
     Amortization of deferred financing costs                                89,917            68,046
     Deferred income taxes                                                       --           445,899
     Gain on sale of equipment                                             (144,500)
     Changes in assets and liabilities:
       Accounts receivable - net of allowances                            2,753,582         2,709,086
       Inventories                                                       (3,028,746)       (1,153,752)
       Prepaid expenses and other current assets                           (819,273)         (434,933)
       Other assets                                                           8,848             7,374
       Accounts payable and accrued expenses                                (65,923)          358,595
       Income taxes payable                                                      --          (913,548)
                                                                        -----------       -----------
Net cash provided by operating activities                                 1,443,364         3,939,781

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                     (3,004,410)       (2,890,587)
Proceeds from sale of equipment                                             144,500
                                                                        -----------       -----------
Net cash used in investing activities                                    (2,859,910)       (2,890,587)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) from revolving credit line                          276,517        (1,532,152)
Payments of indebtedness                                                 (1,792,807)       (1,575,651)
Proceeds from long-term debt                                              2,531,818         1,736,000
Deferred financing costs                                                    (20,000)          (27,000)
                                                                        -----------       -----------
Net cash provided by (used in) financing activities                         995,528        (1,398,803)
                                                                        -----------       -----------

Net decrease in cash and cash equivalents                                  (421,018)         (349,609)
Cash and cash equivalents at beginning of period                            673,055           657,123
                                                                        -----------       -----------
Cash and cash equivalents at end of period                              $   252,037       $   307,514
                                                                        ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                           $   975,033       $   954,514
                                                                        ===========       ===========

Income taxes paid                                                       $   264,525       $   942,945
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

Note 2   Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2003, and the results of operations and cash flows for the three and six month periods ended December 31, 2003 and 2002.

Note 3   Reclassifications

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

         Diluted earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. The weighted average number of shares of Common Stock used in computing basic and diluted earnings (loss) per share were as follows:

                                              SIX MONTHS ENDED
                                                DECEMBER 31
                                         ------------------------
                                            2003           2002
                                         ---------      ---------
Weighed average common shares
  outstanding used to calculate
  basic earnings (loss) per share        7,042,393      7,042,393
Net effect of dilutive securities
  based upon the treasury stock
  method using an average market
  price                                         --             --
                                         ---------      ---------
Weighed average common and dilutive
  securities outstanding used to
  calculate diluted earnings (loss)
  per share                              7,042,393      7,042,393

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

Note 4   Stock-Based Compensation

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

         The following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value method to measure stock-based compensation, required under the disclosure provisions of SFAS 123:

                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                 DECEMBER 31                         DECEMBER 31
                                        -----------------------------       -----------------------------
                                           2003              2002              2003              2002
                                        -----------       -----------       -----------       -----------
Net loss, as reported                   $  (276,881)      $   102,826       $  (448,027)      $   (98,599)
Add:  Stock-based compensation
included in reported net loss, net
of tax
Deduct:  Stock-based
compensation expense under
fair value reporting, net of tax        $    (6,507)      $    (7,129)      $   (13,014)           (2,679)
Pro forma net loss
                                        $  (283,388)      $   100,697       $  (501,041)      $  (101,278)
                                        ===========       ===========       ===========       ===========
Loss per share:
  Net loss, as reported:
    Basic                               $      (.04)      $       .01       $      (.06)      $      (.01)
    Diluted                             $      (.04)      $       .01       $      (.06)      $      (.01)
  Pro forma net loss:
    Basic                               $      (.04)      $       .01       $      (.07)      $      (.01)
    Diluted                             $      (.04)      $       .01       $      (.07)      $      (.01)

Note 5   Impact of Recently Issued Accounting Standards

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 is the interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", which addresses consolidation by business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and becomes effective for the Company in the quarter ended March 31, 2004 for variable interest entities in which it holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is expected to have an impact on the Company's financial position, results of operations and cash flows.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003; SFAS 150 has been deferred indefinitely with respect to mandatorily redeemable non-controlling interests. The adoption of SFAS 150 is not expected to have any effect on the Company's financial position or results of operations.

         In December of 2003, the FASB revised Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement retains the disclosure requirements of the original Statement, which it replaces, and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of denied benefit pension plans and other defined benefit postretirement plans. The interim period disclosures required by the Statement are effective for the Company for the quarter ended March 31, 2004. The annual financial statement disclosures are effective for the Company for the fiscal year ended June 30, 2004.

Note 6   Inventories consist of:

                                       DECEMBER            JUNE
                                       31, 2003          30, 2003
                                     ------------       ------------
Raw materials                        $  5,999,420       $  6,023,810
Finished goods                          8,633,266          6,264,247
Reserves                                 (925,627)        (1,036,762)
                                     ------------       ------------
Total FIFO inventories                 13,706,059         11,251,295

Molds for resale, in production         1,340,507            840,605
Supplies                                  507,921            433,841
                                     ------------       ------------
                                     $ 15,554,487       $ 12,525,741
                                     ============       ============

Note 7   PNC Bank Agreement

         The Company entered into a senior secured credit facility up to $43,750,000 ("PNC Bank Agreement") with PNC Bank in August 2000. The credit facility is structured as a five year $25,000,000 senior revolving credit facility, a five year $12,183,000 senior term loan, a five year $4,192,000 standby letter of credit and a $2,000,000 capital expenditure line. The credit facility contains annual minimum equity and fixed charge coverage covenants with which the Company was in compliance at December 31, 2003.

         The term loan bears interest at LIBOR plus 275 basis points and the revolving line bears interest at LIBOR plus 225 basis points. The Company entered into interest-rate swap agreements to effectively convert a portion of the floating term loan debt interest to a fixed rate. The $2 million capital expenditure line of credit bears interest at LIBOR plus 275 basis points. Borrowings under the PNC Bank Agreement totaled approximately $16.7 million at December 31, 2003.

Note 8 The Company currently has two reportable segments identified by product type: Plastic Containers and Compound. The Plastic Containers segment manufactures custom designed PET, HDPE and PVC containers mainly for cosmetics, toiletries, foods, household chemicals, lawn and garden and industrial chemical products. The Compound segment manufactures PVC compound for use by the Company and sale to external customers.

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

         Information on segments and a reconciliation to consolidated totals are as follows:

                                                           SIX MONTHS ENDED
                                                             DECEMBER 31
                                                   -------------------------------
                                                        2003              2002
                                                   ------------       ------------
Net revenues:
  Company total                                    $  9,639,741       $ 10,825,374
  Intersegment revenue - Compound                    (2,945,874)        (3,577,754)
                                                   ------------       ------------
  Revenues from external customers - Compound
                                                     6,693,867          7,247,620
  Plastic containers                                 35,197,030         35,073,531
                                                   ------------       ------------
Total consolidated net revenues                    $ 41,890,897       $ 42,321,151
                                                   ============       ============

Net income (loss):
  Compound                                         $    198,221       $    364,666
  Plastic containers                                   (646,248)          (463,265)
                                                   ------------       ------------
Total consolidated net loss                        $   (448,027)      $    (98,599)
                                                   ============       ============

Total assets:
  Compound                                         $  5,376,499       $  5,525,826
  Plastic containers                                 57,569,270         53,703,878
                                                   ------------       ------------
Total consolidated assets                          $ 62,945,769       $ 59,229,704
                                                   ============       ============

Note 9   Comprehensive Loss

         The following table sets forth comprehensive (loss) income for the three and six month periods ended December 31, 2003 and 2002:

                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                               DECEMBER 31                  DECEMBER 31
                                        ------------------------      -------------------------
                                          2003            2002           2003            2002
                                        ---------       --------      ---------       ---------
Net (loss) income                       $(276,881)      $102,826      $(448,027)      $ (98,599)
Unrealized gain (loss) on interest
  rate swap, net of taxes                  53,773         17,725        107,184         (87,726)
                                        ---------       --------      ---------       ---------
Comprehensive (loss) income             $(223,108)      $120,551      $(340,843)      $(186,325)
                                        =========       ========      =========       =========


Note 10  Provision for Restructuring

         During the quarter ended September 30, 2003, the Company decided to transfer a majority of the personnel and most of the equipment at its Marpac Industries subsidiary located in Kingston, NY to its Philmont, NY plant. The Kingston facility will be converted to a warehouse. The workforce reduction includes 48 employees of which 19 are direct labor, 27 indirect labor and 2 administrative.

         The total restructuring cost is estimated to be $276,000, of which $116,000 was incurred and recognized during the quarter ended September 30, 2003, which includes $43,000 for severance and other personnel related costs for 38 employees and $73,000 for equipment relocation and other transfer costs. During the quarter ended December 31, 2003, the Company completed the restructuring and recorded $160,000, which includes $130,000 for severance and other personnel costs and $30,000 for equipment relocation and other transfer costs. These costs are reflected in our plastic container segment of our business. In addition, the plastic container segment experienced manufacturing inefficiencies related to the move. These additional costs are reflected in cost of goods sold.

                            PVC CONTAINER CORPORATION

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales for the three-month period ended December 31, 2003, was down slightly to $20,662,000, compared to $20,984,000 for the three-month period ended December 31, 2002. For the six-month period ended December 31, 2003, sales were also relatively level, at $41,891,000, compared to $42,321,000 for the six months ended December 31, 2002. Although total sales volume remained level, our plastic container segment showed continued growth in certain lines of business. Sales of PET bottles rose by 26.8%, offset by a 10.8% decrease in general line HDPE and PVC extrusion blown bottle sales during the six months ended December 31, 2003 compared to the same period in the prior year.

The Company continues to expand its market share in the PET bottle line of business. However, the Company's technical and specialty bottle group experienced a 4.6% decline during the six-month period ended December 31, 2003, compared to the same period a year ago. Our plastic compound segment experienced a decrease of 7.6% in sales volume from the same period last year due to an overall weaker demand for rigid PVC compounds.

Cost of goods sold for the three months ended December 31, 2003, was $16,717,000, or 80.9% of net sales, compared to $16,491,000, or 78.6% of net sales, for the three months ended December 31, 2002. For the six months ended December 31, 2003, cost of goods sold was $33,681,000, or 80.4% of net sales, compared to $34,034,000 equal to the same percentage of net sales for the six month period ended December 31, 2002. The recent increase in cost of goods sold was caused primarily by increased raw material costs and unabsorbed factory overhead and direct labor. With other cost increases anticipated, we are dedicated to increased emphasis on cost containment, reductions in manufacturing overhead, and better manufacturing yield.

Selling, general and administrative ("SG&A") expenses decreased by $17,200 for the three-month period ended December 31, 2003. During that quarter, SG&A expenses were $2,326,000, or 11.3% of net sales, compared to $2,343,000, or 11.2% of sales, for the quarter ended December 31, 2002. For the six months ended December 31, 2003, SG&A expenses were $4,763,000, or 11.4% of net sales, compared to $4,621,000, or 10.9% of net sales for the same six months in 2002. This increase is mainly attributable to increased computer services and personnel costs and related benefits in both our marketing and administrative functions.

Depreciation and amortization expense increased to $1,583,000 for the three months ended December 31, 2003, compared to $1,490,000 for the three months ended December 31, 2002. For the six-month period ended December 31, 2003, depreciation and amortization expenses were $3,097,000, compared to $2,952,000 for the six months ended December 31, 2002. The primary cause for this increase is the additional depreciation associated with the new capacity in our PET bottle line.

The Company recorded a $160,000 pre-tax charge for restructuring during the quarter ended December 31, 2003. The restructuring involved the transfer of most of the personnel and equipment from the Kingston, New York facility to the Philmont, New York plant and the conversion of the Kingston facility to a warehouse. Management believes this restructuring has been completed at December 31, 2003.

For the three-month period ended December 31, 2003, loss from operations was $125,000, or 0.6% of net sales, compared to income from operations of $660,000 or 31.4% of net sales for the same period a year ago. Income from operations for the six months ended December 31, 2003 decreased to $73,000, compared to income from operations of $715,000 for the six-month period ended December 31, 2002. This decrease in operating income is the result of increased depreciation, SG&A expenses, restructuring charges, and increases in raw material costs.

Net interest expense increased $11,000 for the quarter ended December 31, 2003, to $489,000, compared to $478,000 for the three-month period ended December 31, 2002. For the six months ended December 31, 2003, interest expense was $977,000, compared to $961,000 for the six-month period ended December 31, 2002. This increase is attributed to increased borrowing for working capital requirements.

Net loss for the quarter ended December 31, 2003, was $277,000, or $.04 on a diluted earnings per share basis, compared to a net profit of $103,000, or $.01 on a diluted earnings per share basis, for the same period a year ago. For the six months ended December 31, 2003, the net loss was $448,000, or $.06 on a diluted earnings per share basis, compared to a net loss of $99,000, or $.01 on a diluted earnings per share basis, for the six-month period ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Because management generally does not monitor liquidity and capital resources on a segment basis, this discussion is presented on a consolidated basis.

The Company's liquidity position and working capital remained adequate for the six-month period ended December 31, 2003. Net working capital as at December 31, 2003, increased by $112,000 to $14,463,000 from $14,351,000 as at June 30, 2003.
The current ratio of assets to liabilities was 2.0 at both December 31, 2003, and June 30, 2003.

During the six-month period ended December 31, 2003, the Company generated net cash from operating activities of $1,443,000, and proceeds from its revolving credit line and additional long term debt of $2,808,000. These funds were used primarily to acquire capital assets of $3,004,000 and to reduce long term debt by $1,793,000.

Cash used for inventories during the six-month period ended December 31, 2003, was $3,029,000, an increase of $1,850,000 from the corresponding period of the prior year. The Company increased production and spent more to generate inventories in the first half of fiscal 2004 for two reasons. First, management anticipates increased sales in future periods and prefers to avoid shipping delays. Second, the Company purchased a large quantity of PET compound to hedge against future price increases. We also placed more emphasis on our stock bottle program so there would be more inventory readily available to meet customer short term demand.

Cash used for capital assets during the six-month period ended December 31, 2003, increased $113,000 over the same period a year ago. This increase is attributable to continued additional capacity to support our PET bottle line.

Assets held for sale at December 31, 2003, consisting of the Company's Ardmore, Oklahoma facility, totaled approximately $262,000. which represents the estimated fair value, less disposition costs. Management expects to sell these assets and receive proceeds that will approximate fair value during fiscal 2004. However, there can be no assurance that we will be able to sell these assets on favorable terms, if at all.

The Company's short term liquidity and short term capital resources are projected to be adequate to allow the Company to continue to meet its financial obligations. The Company believes the financial resources available to it, including internally generated funds and borrowing under our revolving credit facility, will be sufficient to meet foreseeable working capital requirements. At December 31, 2003, the Company had unused sources of liquidity consisting of cash and cash equivalents of $252,000 and availability under a revolving credit facility of $5,090,000.

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

As of December 31, 2003, the Company had a total outstanding indebtedness of $30,800,000. Of this amount, the total indebtedness subject to variable interest rates was approximately $21,600,000.

Based in the Company's December 31, 2003 variable debt level, a -1/4% increase or decrease in interest rates would have had a $13,500 impact on the Company's interest expense for the quarter ended December 31, 2003.

Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Company's principal executive officer and principal financial officer, as of the end of the period covered by this Quarterly Report, believes disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including its consolidated subsidiaries, required to be filed in the reports the Company files with the Security and Exchange Commission has been made known in a timely manner.

There were no significant changes made in the Company's internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

RIDER #16

         The Company held its Annual Meeting of Stockholders on December 4, 2004. The stockholders took the following actions:

         (1) elected all Director nominees designated in the Information Statement dated October 28, 2003; and

         (2) approved the selection of the independent auditors of the Company for the year ending June 30, 2004.

         The Directors were elected pursuant to the following vote:


NOMINEE                        FOR                     WITHHELD                 BROKER NON-VOTE
Phillip L. Friedman          4,928,956                    -0-                         --
Michael Sherwin              4,928,956                    -0-                         --
John F. Turben               4,928,956                    -0-                         --
Michael Lynch                4,928,956                    -0-                         --
John G. Nestor               4,928,956                    -0-                         --

         The approval of the selection of Ernst & Young LLP as independent auditor to the Company for the year ending June 30, 2003 was approved by the following vote.

FOR                          AGAINST                      ABSTAIN                     BROKER NON-VOTE
4,928,956                     -0-                          -0-                         --

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Certification of Phillip L. Friedman, President, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Jeffrey A. Shapiro, Senior Vice President, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Phillip L. Friedman, Chief Executive Officer, and Jeffrey Shapiro, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Report on Form 8-K was filed by the Registrant during the three months ended September 30, 2002:

None

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Date:  February 23, 2004           PVC Container Corporation
                                           /s/ Phillip L. Friedman
                                           Phillip L. Friedman
                                           President and Chief Executive Officer

        Date:  February 23, 2004           PVC Container Corporation
                                           /s/ Jeffrey Shapiro
                                           Jeffrey Shapiro
                                           Chief Financial Officer