Form 10-Q
period 2004-03-31
PVC CONTAINER CORP
filed 2004-05-17
CIK 81288

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

           For the quarterly period ended March 31, 2004

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

            For the transition period from___________________________

                             to_____________________

                         COMMISSION FILE NUMBER 0-08791

                            PVC CONTAINER CORPORATION
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                   13-2616435
-----------------------------------------       --------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)


               2 Industrial Way West, Eatontown, New Jersey 07724
       -------------------------------------------------------------------
              (Address of principal executive offices and zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                            Yes ( )       No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                     Outstanding at May 17, 2004
----------------------                        --------------------------------
Common $.01 par value                                  7,042,393 shares

                                    CONTENTS

                                                                                              PAGE
                                                                                               NO.
                                                                                              -----
PART I.   FINANCIAL INFORMATION
          Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets - March 31, 2004 and June 30, 2003                        3

          Consolidated Statements of Operations - Three Months and Nine Months
             Ended March 31, 2004 and 2003 (Unaudited)                                          4

          Consolidated Statements of Cash Flows - Nine Months Ended
             March 31, 2004 and 2003 (Unaudited)                                                5

          Notes to Consolidated Financial Statements                                          6-13

          Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                            14-18

          Item 3. Quantitative and Qualitative Disclosure About Market Risk                    19

          Item 4. Controls and Procedures                                                      19

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                                            20

          Signatures                                                                           21

          Exhibits                                                                            22-24

Part I Financial Information
Item 1: Consolidated Financial Statements

                            PVC Container Corporation

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                         MARCH             JUNE
                                                                                        31, 2004         30, 2003
                                                                                      -----------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                           $    196,697     $    673,055
  Accounts receivable, net                                                              13,783,316       12,398,916
  Inventories                                                                           15,246,806       12,525,741
  Prepaid expenses and other current assets                                              2,013,291        1,255,440
  Deferred income taxes                                                                  1,338,388        1,658,154
                                                                                      -----------------------------
Total current assets                                                                    32,578,498       28,511,306

Properties, plant and equipment at cost, net                                            29,255,803       30,297,375
Goodwill, net of accumulated amortization                                                3,296,298        3,296,298
Other assets                                                                               210,231          339,212
                                                                                      -----------------------------
                                                                                      $ 65,340,830     $ 62,444,191
                                                                                      =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                    $  8,013,347     $  8,132,728
  Accrued expenses                                                                       2,353,180        2,675,908
  Current portion of long-term debt                                                      3,984,079        3,351,266
                                                                                      -----------------------------
Total current liabilities                                                               14,350,606       14,159,902

Long-term debt                                                                          29,210,868       26,480,888
Interest rate swap                                                                         322,019          543,436
Deferred income taxes                                                                    2,625,082        2,423,711

Stockholders' equity:
  Preferred stock, par value $1.00, authorized 1,000,000 shares, none issued                    --               --
  Common stock, par value $.01, authorized 10,000,000 shares, 7,044,655 shares
   issued and outstanding as of March 31, 2004 and June 30, 2003                            70,446           70,446
  Capital in excess of par value                                                         3,810,981        3,810,981
  Retained earnings                                                                     15,145,614       15,280,249
  Accumulated other comprehensive loss                                                    (189,991)        (320,627)
  Treasury stock, at cost (2,262 shares at March 31,
  2004 and June 30, 2003)                                                                   (4,795)          (4,795)
                                                                                      -----------------------------
Total stockholders' equity                                                              18,832,255       18,836,254
                                                                                      -----------------------------
                                                                                      $ 65,340,830     $ 62,444,191
                                                                                      =============================

See accompanying notes.

                            PVC Container Corporation

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 MARCH 31                        MARCH 31
                                                       ----------------------------    ----------------------------
                                                           2004            2003            2004            2003
                                                       ----------------------------    ----------------------------
Net sales                                              $ 26,954,948    $ 23,942,055    $ 68,845,845    $ 66,263,206

Cost and expenses:
   Cost of goods sold (exclusive of depreciation and
      amortization expense shown separately below)       21,414,791      18,324,270      55,095,922      52,358,766
   Selling, general and administrative expenses           2,811,758       2,589,589       7,574,373       7,210,129
   Depreciation and amortization                          1,630,441       1,494,152       4,727,927       4,445,765
   Provision for restructuring
      And other exit activities                             185,505              --         461,990              --
                                                       ----------------------------    ----------------------------
                                                         26,042,495      22,408,011      67,860,212      64,014,660
Income from operations                                      912,453       1,534,044         985,633       2,248,546

Other income (expense):
   Interest expense                                        (458,304)       (487,786)     (1,435,351)     (1,448,586)
   Other income                                              88,065             700         232,565          79,880
                                                       ----------------------------    ----------------------------
                                                           (370,239)       (487,086)     (1,202,786)     (1,368,706)
                                                       ----------------------------    ----------------------------
Income (loss) before (provision)
   benefit for income taxes                                 542,214       1,046,958        (217,153)        879,840

(Provision) benefit for income taxes                       (228,822)       (429,252)         82,518        (360,733)
                                                       ----------------------------    ----------------------------
Net income (loss)                                      $    313,392         617,706    $   (134,635)   $    519,107
                                                       ============================    ============================
Earnings (loss) per share (basic and diluted)          $        .04    $        .09    $       (.02)   $        .07
                                                       ============================    ============================

See accompanying notes.

                            PVC Container Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               NINE MONTHS ENDED
                                                                                    MARCH 31
                                                                              2004           2003
                                                                          ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                         $  (134,635)    $   519,107
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                         4,727,927       4,445,765
      Amortization of deferred financing costs                                135,709         119,043
      Deferred income taxes                                                   430,356         445,899
      Gain on sale of equipment                                              (144,500)             --
      Loss on sale of building                                                122,322
      Changes in assets and liabilities:
        Accounts receivable, net                                           (1,384,400)       (313,186)
        Inventories                                                        (2,721,065)     (2,446,858)
        Prepaid expenses and other current assets                          (1,020,103)     (1,538,246)
        Other assets                                                           13,272          13,274
        Accounts payable and accrued expenses                                (442,109)        671,587
        Income taxes payable                                                       --        (583,844)
                                                                          ---------------------------
Net cash (used in) provided by operating activities                          (417,226)      1,332,541

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                       (3,722,012)     (3,485,790)
Proceeds from sale of equipment                                               144,500              --
Proceeds from sale of building                                                175,587
                                                                          ---------------------------
Net cash used in investing activities                                      (3,401,925)     (3,485,790)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit line                                     3,606,415       1,298,178
Payments of long-term debt                                                 (2,775,440)     (2,385,585)
Proceeds from long-term debt                                                2,531,818       2,748,636
Deferred financing costs                                                      (20,000)        (37,208)
                                                                          ---------------------------
Net cash provided by financing activities                                   3,342,793       1,624,021
                                                                          ---------------------------
Net decrease in cash and cash equivalents                                    (476,358)       (529,228)
Cash and cash equivalents at beginning of period                              673,055         657,123
                                                                          ---------------------------
Cash and cash equivalents at end of period                                $   196,697     $   127,895
                                                                          ===========================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                             $ 1,436,155     $ 1,449,166
                                                                          ===========================
Income taxes paid                                                         $   316,617     $   944,078
                                                                          ===========================

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

Note 2   Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2004, and the results of operations and cash flows for the three and nine month periods ended March 31, 2004 and 2003.

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

         Diluted earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. The weighted average number of shares of Common Stock used in computing basic and diluted earnings (loss) per share were as follows:

                                                         THREE MONTHS ENDED         NINE MONTHS MARCH
                                                              MARCH 31                  ENDED 31
                                                         2004         2003         2004         2003
Weighed average common shares outstanding used to
   calculate basic earnings (loss) per share           7,042,393    7,042,393    7,042,393    7,042,393
Net effect of dilutive securities based upon the
   treasury stock method using an average market
   price                                                  32,632          719       *               313
Weighed average common and dilutive securities
   outstanding used to calculate diluted earnings
   (loss) per share                                    7,075,025    7,043,112    7,042,393    7,042,706
                                                       =========    =========    =========    =========

--------------
* Any dilution arriving from the Company's outstanding stock options are not included as their affect is anti-dilutive.

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

Note 4   Stock-Based Compensation

         In December 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" (SFAS 148). SFAS 148 amends Statement No. 123, "Stock-Based Compensation" (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS 148 are effective for periods ending after December 15, 2002 and have been incorporated as below.

         As permitted by SFAS 123, the Company has elected to follow the intrinsic value method under Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock option plans. Under APB 25, no compensation expense is recognized at the time of option grant as long as the exercise price of the Company's employee stock options is fixed and equals or exceeds the fair market value of the underlying common stock on the date of grant.

         The following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value method to measure stock-based compensation, required under the disclosure provisions of SFAS 123:

                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       MARCH 31                    MARCH 31
                                                  2004          2003          2004          2003
Net income (loss), as reported                 $  313,392    $  617,706    $ (134,625)   $  519,107
Add:  Stock-based compensation included
   in reported net loss, net of tax                    --            --            --            --
Deduct:  Stock-based
compensation expense under
fair value reporting, net of tax                   (6,507)         (796)      (19,521)       (3,475)

Pro forma net income (loss)                    $  306,885    $  616,910    $ (154,146)   $  515,632
                                               ========================    ========================
Income (loss) per share:
  Net income (loss), as reported:
    Basic                                      $      .04    $      .09    $     (.02)   $      .07
    Diluted                                    $      .04    $      .09    $     (.02)   $      .07
  Pro forma net income (loss):
    Basic                                      $      .04    $      .09    $     (.02)   $      .07
    Diluted                                    $      .04    $      .09    $     (.02)   $      .07

Note 5   Impact of Recently Issued Accounting Standards

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 is the interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", which addresses consolidation by business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and becomes effective for the Company in the quarter ended March 31, 2004 for variable interest entities in which it holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have any impact on the Company's financial position, results of operations and cash flows.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 has been deferred indefinitely with respect to mandatorily redeemable non-controlling interests. The adoption of SFAS 150 is not expected to have any effect on the Company's financial position, results of operations or cash flows.

         In December of 2003, the FASB revised Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement, as revised, retains the disclosure requirements of the original Statement, which it replaces, and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of denied benefit pension plans and other defined benefit postretirement plans. The interim period disclosures required by the Statement are effective for the Company for the quarter ended March 31, 2004 and have been incorporated in Note 11. The annual financial statement disclosures are effective for the Company for the fiscal year ended June 30, 2004.

Note 6   Inventories consist of:

                                               MARCH           JUNE
                                             31, 2004        30, 2003
                                           ----------------------------
Raw materials                              $  6,372,019    $  6,023,810
Finished goods                                7,720,610       6,264,247
Reserves                                       (985,354)     (1,036,762)
                                           ----------------------------
Total FIFO inventories                       13,107,275      11,251,295

Molds for resale, in production               1,422,290         840,605
Supplies                                        717,241         433,841
                                           ----------------------------
                                           $ 15,246,806    $ 12,525,741
                                           ============================

Note 7   PNC Bank Agreement

         The Company entered into a $43,750,000 senior secured credit facility ("PNC Bank Agreement") with PNC Bank in August 2000. The credit facility is structured as a five year $25,000,000 senior revolving credit facility, a five year $12,183,000 senior term loan, a five year $4,192,000 standby letter of credit and a $2,000,000 capital expenditure line. The credit facility contains annual minimum equity and fixed charge coverage covenants with which the Company was in compliance at March 31, 2004.

         The term loan bears interest at LIBOR plus 275 basis points and the revolving credit facility bears interest at LIBOR plus 225 basis points. The Company entered into interest-rate swap agreements to effectively convert a portion of the floating term loan debt interest to a fixed rate. The $2 million capital expenditure line of credit bears interest at LIBOR plus 275 basis points. Borrowings under the PNC Bank Agreement totaled approximately $19.5 million at March 31, 2004.

Note 8   Segments

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

         The reportable segments are each managed separately due to their different manufacturing processes and the different strategic markets in which each operates. The Company evaluates each segment's performance based on profit or loss from operations before income taxes. The accounting policies for the reportable segments are the same as those for the Company. Inter-segment sales and transfers are recorded at market prices.

         Information on segments and a reconciliation to consolidated totals are as follows:

                                              NINE MONTHS ENDED
                                                   MARCH 31
                                         ----------------------------
                                             2004              2003
                                         ----------------------------
Net revenues:
  Company total                          $ 15,874,608    $ 16,052,556
  Intersegment revenue - Compound          (4,881,348)     (5,045,019)
                                         ----------------------------
  Revenues from external customers -
   Compound                                10,993,260      11,007,537
  Plastic containers                       57,852,585      55,255,669
                                         ----------------------------
Total consolidated net revenues          $ 68,845,845    $ 66,263,206
                                         ============================
Net (loss) income
  Compound                               $    393,945    $    470,868
  Plastic containers                         (528,580)         48,239
                                         ----------------------------
Total consolidated net (loss) income     $   (134,635)   $    519,107
                                         ============================
Total assets:
  Compound                               $  6,291,380    $  5,793,960
  Plastic containers                       59,049,450      57,729,179
                                         ----------------------------
Total consolidated assets                $ 65,340,830    $ 63,523,139
                                         ============================

Note 9   Comprehensive Income (Loss)

         The following table sets forth comprehensive income (loss) for the three and nine month periods ended March 31, 2004 and 2003:

                                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                                   MARCH 31                MARCH 31
                                             -------------------    --------------------
                                               2004       2003        2004        2003
                                             -------------------    --------------------
Net income (loss)                            $313,392   $617,706    $(134,635)  $519,107
Unrealized gain (loss) on interest rate
   swap, net of taxes                          23,452     23,892      130,636    (63,834)
                                             -------------------    --------------------
Comprehensive income                         $336,844   $641,598    $  (3,999)  $455,273
                                             ===================    ====================

Note 10  Provision for Restructuring

         During the quarter ended September 30, 2003, the Company decided to transfer a majority of the personnel and most of the equipment at its Marpac Industries subsidiary located in Kingston, NY to its Philmont, NY plant. The Kingston facility was converted to a warehouse. The workforce reduction includes 48 employees of which 19 are direct labor, 27 indirect labor and 2 administrative.

         The total restructuring cost is estimated to be $380,000, of which $340,000 has been incurred and paid as of March 31, 2004. The Company expects to complete the restructuring by June 30, 2004. During the quarter ended September 30, 2003, $116,000 was incurred and recognized which included $43,000 for severance and other personnel related costs for 38 employees and $73,000 for equipment relocation and other transfer costs. During the quarter ended December 31, 2003, the Company incurred and recorded restructuring costs in the amount of $160,000, which included $130,000 for severance and other personnel costs and $30,000 for equipment relocation and other transfer costs. During the quarter ended March 31, 2004, the Company substantially completed the restructuring and recorded $63,000, which included $43,000 for severance and other personnel costs and $20,000 for equipment relocation and other transfer costs. These costs are reflected in the plastic container segment of our business. In addition, the plastic container segment experienced manufacturing inefficiencies related to the move. These additional costs are reflected in cost of goods sold.

Note 11  Pension

            The following tables present the components of net periodic benefit cost for pension benefits for the three and nine-month periods ended March 31:

                                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      MARCH 31              MARCH 31
                                                 ------------------    ------------------
Pension benefits                                   2004       2003       2004       2003
                                                 ------------------    ------------------
Service cost with interest to
  the end of the quarter                           2,263      2,010      6,740      6,009
Interest cost                                     18,599     17,051     56,538     52,413
Expected return on plan assets                   (20,929)   (20,590)   (63,702)   (63,154)
Amortization of transition
   obligation (asset)                                750        744      2,268      2,266
Amortization of prior service cost (gain)            416        413      1,258      1,257
Amortization of experience loss (gain)             7,422      2,681     22,430      8,161
                                                 ------------------    ------------------
Net periodic benefits cost                         8,521      2,309     25,532      6,952
                                                 ==================    ==================

         The Company paid no contributions during the nine months ended March 31, 2004.

Note 12  Subsequent Events

         Certain facilities held for disposition and included in prepaid expenses and other current assets in the Plastic Containers segment at March 31, 2004 were sold effective April 29, 2004 for an amount less than carrying value. The Company recorded a loss of $122,322 on the sale of the assets during the quarter ended March 31, 2004, which is included in provision for restructuring and other exit activities.

         The Company also has entered into a contract with a regional realtor to sell its Kingston, New York facility at an amount which should exceed the fair value of the property. Management believes that the disposition of this property will occur in the second half of fiscal 2005.

                            PVC CONTAINER CORPORATION

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information and analysis of our results of operations for the thirteen weeks ended March 31, 2004 and the thirteen weeks ended March 31, 2003 and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our consolidated financial statement included elsewhere herein.

OVERVIEW

PVC Container Corporation is a major producer of plastic containers for the packaging industry. We operate several wholly owned subsidiaries for the manufacture and sale of general line plastic bottles, specialty plastic containers and supply of PVC compounds and specialty plastic alloys in the United States. Our plastic bottles are sold primarily to manufacturers and distributors of personal care products, food, household chemicals, lawn and garden and industrial chemical products. PVC compounds are consumed internally or sold to other plastic manufacturers.

CRITICAL ACCOUNTING POLICIES

Several of our accounting policies involve significant judgments and uncertainties. The policies with the greatest potential effect on our results of operations and financial position include the estimated collectibility of accounts receivable, the recovery value of obsolete or overstocked inventory and impairment analysis of long-lived assets and goodwill. For accounts receivable, we estimate the net collectibility, considering both historical and anticipated trends of trade discounts and allowances, we provide to our customers, and the possibility of non-collection due to the financial position of our customers. For inventory, we estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods to the recovery value expected to be realized through off-price channels. Historically, actual results in these areas have not been materially different than our estimates, and we do not anticipate that our estimates and assumptions are likely to materially change in the future. However, if we incorrectly anticipate trends or unexpected events occur, our results of operations could be materially affected.

RESULTS OF OPERATIONS

Net sales for the three-month period ended March 31, 2004, increased by 12.6% to $26,955,000, compared to $23,942,000 for the three-month period ended March 31, 2003. For the nine-month period ended March 31, 2004, sales increased by 3.9% to $68,846,000, compared to $66,263,000 for the nine month period ended March 31, 2003. The increase in net sales reflects a 25.6% growth in PET bottle sales for the nine months ended March 31, 2004. The Company continues to expand its market share for this line of business. However, this growth was offset by a 1.8% decrease in general line HDPE and PVC extrusion blown bottle sales during the nine months ended March 31, 2004, compared to the same period a year ago.

The Company's specialty bottle group experienced a 5.7% sales decrease during the nine-month period ended March 31, 2004, compared to the same period a year ago. Our plastic compounding segment achieved approximately the same sales volume ($11,000,000) for the nine-month period ended March 31, 2004 as it achieved during the same period last year.

Cost of goods sold for the three months ended March 31, 2004, was $21,415,000, or 79.4% of net sales, compared to $18,324,000, or 76.5% of net sales, for the three months ended March 31, 2003. For the nine months ended March 31, 2004, cost of goods sold was $55,096,000, or 80% of net sales, compared to $52,359,000, or 79% of net sales, for the nine months ended March 31, 2003. The recent increase in cost of goods sold was caused primarily by increased raw material costs, unabsorbed direct labor and factory overhead costs for the temporary loss of productivity due to the integration of the equipment and personnel transferred from our Kingston, New York facility to our Philmont, New York facility. With other cost increases anticipated, we are dedicated to increased emphasis on cost containment, strategic sourcing, reduction in manufacturing overhead and better manufacturing yields.

Selling, general and administrative ("SG&A") expenses increased by $222,200 for the three-month period ended March 31, 2004, and by $364,200 for the nine-month period ended March 31, 2004, over the amounts recorded the same periods a year ago. For the quarter ended March 31, 2004, SG&A expenses were $2,812,000, or 10.4% of net sales, compared to $2,590,000 or 10.8% of net sales for the quarter ended March 31, 2003. For the nine months ended March 31, 2004, SG&A expenses were $7,574,000, or 11% of net sales, compared to $7,210,000, or 10.9% of net sales, for the nine-month period ended March 31, 2003. This increase for the nine-month period is mainly attributable to increased computer services, professional fees associated with the potential sale of the Company (a proposed transaction that has now been terminated) and consulting fees related to operational improvements.

Depreciation and amortization expense increased to $1,630,000 for the three months ended March 31, 2004, compared to $1,494,000 for the three months ended March 31, 2003. For the nine-month period ended March 31, 2004, depreciation and amortization expense was $4,728,000, compared to $4,446,000 for the nine months ended March 31, 2003. The primary cause for this increase is the additional depreciation associated with new capital equipment in our PET bottle line.

The Company recorded a $63,000 pre-tax charge for restructuring during the quarter ended March 31, 2004. The restructuring involved the transfer of most of the personnel and equipment from the Kingston, New York facility to the Philmont, New York plant and conversion of the Kingston facility to a warehouse. Management believes this restructuring will be completed by June 30, 2004, the end of our fiscal year.

For the three-month period ended March 31, 2004, income from operations was $1,035,000, or 3.8% of net sales, compared to income from operations of $1,534,000, or 6.4% of net sales, for the same period one year ago. Income from operations for the nine months ended March 31, 2004 decreased to $1,108,000, or 1.6% of net sales, compared to income from operations of $2,249,000, or 3.4% of net sales, for the nine- month period ended March 31, 2003. This reduction in operating income is the result of increased depreciation, SG&A expenses, restructuring charges and raw material costs.

Net interest expense decreased to $458,000 for the quarter ended March 31, 2004, compared to $488,000 for the quarter ended March 31, 2003. For the nine months ended March 31, 2004, interest expense was $1,435,000, compared to $1,449,000 for the nine month period ended March 31, 2003. This minimal reduction is attributable to lower interest rates.

For the reasons described above, net income for the quarter ended March 31, 2004, was $313,000, or $.04 on a diluted earnings per share basis, compared to net income of $618,000, or $.09 on a diluted earnings per share basis, for the same period a year ago. For the nine months ended March 31, 2004, the net loss was $135,000, or $.02 on a diluted earnings per share basis, compared to net income of $519,000, or $.07 on a diluted earnings per share basis, for the nine month period ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Because management generally does not monitor liquidity and capital resources on a segment basis, this discussion is presented on a consolidated basis.

The Company's liquidity position and working capital remained adequate for the nine-month period ended March 31, 2004. Net working capital as of March 31, 2004, increased to $18,228,000 from $14,351,000 as at June 30, 2003. The current ratio of assets to liabilities increased from 2.0 at June 30, 2003, to 2.3 at March 31, 2004, and is primarily attributable to increased accounts receivable, inventories, and prepaid expenses.

During the nine-month period ended March 31, 2004, the Company generated net cash from proceeds from its revolving credit line and additional long-term debt in the amount of $6,138,000. These funds were primarily used to acquire capital assets of $3,722,000, to reduce long-term debt by $2,775,000, and to fund operating activities of $417,000.

Cash used for accounts receivable, net of allowances, during the nine month period ended March 31, 2004, was $1,384,000, compared to $313,000 for the nine-month period ended March 31, 2003, primarily due to the substantial increase in sales during this current fiscal quarter as compared to the third quarter of 2003.

Cash used for inventories during the nine-month period ended March 31, 2004 was $2,721,000, an increase of $274,000 from the corresponding period of the prior year. The Company increased production and spent more to generate inventories in the first nine months of fiscal 2004 because management anticipates increased sales in future periods and prefers to avoid shipping delays. We also placed more emphasis on our stock bottle program so there would be more inventory readily available to meet customer short-term demand.

Cash used for capital assets during the nine-month period ended March 31, 2004, increased $236,000 over the same period a year ago because the Company continued to add capacity to support its PET bottle line.

Cash used for accounts payable and accrued expenses during the nine-month period ended March 31, 2004 was $442,000, an increase from the corresponding period of the prior year, primarily due to higher current payroll and related fringe benefits.

Assets held for sale, consisting of the Company's Ardmore, Oklahoma facility, totaled approximately $262,000 at June 30, 2003. Management has entered into a contract to sell these assets and expects to receive proceeds that will be below fair value during the fourth fiscal quarter of 2004. The Company recorded a loss of $122,000 on the sale of the assets during the third fiscal quarter of 2004, which is included in provision for restructuring and other exit activities. This transaction should be completed in accordance with that contract.

The Company's short-term liquidity and short-term capital resources are projected to be adequate to allow the Company to continue to meet its financial obligations. The Company believes the financial resources available to it, including internally generated funds and borrowing under its revolving credit facility, will be sufficient to meet foreseeable working capital requirements. At March 31, 2004, the Company had unused sources of liquidity consisting of cash and cash equivalents of $197,000 and unused credit under a revolving credit facility of $6,008,000.

The Company utilizes its revolving loan facilities for seasonal working capital needs and for other general corporate purposes. The Company can use amounts available under revolving loan facilities in excess of seasonal working capital needs to pursue the Company's growth strategy and for other permitted purposes.

There were no material changes during the nine months ended March 31, 2004 in the contractual obligations presented in the consolidated financial statements in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2003.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 is the interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", which addresses consolidation by business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and becomes effective for the Company in the quarter ended March 31, 2004 for variable interest entities in which it holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have any impact on the Company's financial position, results of operations and cash flows.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 has been deferred indefinitely with respect to mandatorily redeemable non-controlling interests. The adoption of SFAS 150 is not expected to have any effect on the Company's financial position, results of operations or cash flows.

         In December of 2003, the FASB revised Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement as revised retains the disclosure requirements of the original Statement, which it replaces, and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of denied benefit pension plans and other defined benefit postretirement plans. The interim period disclosures required by the Statement are effective for the Company for the quarter ended March 31, 2004 and have been incorporated in Note 11 to the Company's financial statements included elsewhere in this Report. The annual financial statement disclosures are effective for the Company for the fiscal year ended June 30, 2004.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This Report includes, and incorporates by reference, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding our expected financial position, business and financing plans are forward-looking statements. The words "believes," "expects," "plans," "intends," "anticipates" and similar expressions identify forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including our future operating and financial performance, the effect of national and regional economic conditions, lowered levels of consumer spending resulting from a general economic downturn or generally reduced shopping activity caused by public safety concerns, the performance of our products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, financial difficulties encountered by customers, the effects of vigorous competition in the markets in which we operate, the integration of the organizations and operations of any acquired businesses into our existing organization and operations, changes in the costs of raw materials and labor. All statements other than statements of historical facts included in this Report, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from our expectations.

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

As of March 31, 2004, the Company had a total outstanding indebtedness of $33,200,000. Of this amount, the total indebtedness subject to variable interest rates was approximately $25,100,000. Based on the Company's March 31, 2004 variable debt level, a 25 basis point increase or decrease in interest rates would have had a $15,700 impact on the Company's interest expense for the quarter ended March 31, 2004.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Company's principal executive officer and principal financial officer, as of the end of the period covered by this Quarterly Report, believe disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including its consolidated subsidiaries, required to be filed in the reports the Company files with the Securities and Exchange Commission has been made known in a timely manner.

There were no changes made in the Company's internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits

31.1 Certification of Phillip L. Friedman, President, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Jeffrey A. Shapiro, Senior Vice President, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32       Certification of Phillip L. Friedman, Chief Executive Officer, and
Jeffrey Shapiro, Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

     Reports on Form 8-K filed by the Registrant during the three months ended March 31, 2004:

     None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date: May 17, 2004            PVC Container Corporation
                                       /s/ Phillip L. Friedman
                                       Phillip L. Friedman
                                       President and Chief Executive Officer

         Date: May 17, 2004            PVC Container Corporation
                                       /s/ Jeffrey Shapiro
                                       Jeffrey Shapiro
                                       Chief Financial Officer