Form 10-K
period 2004-06-30
PVC CONTAINER CORP
filed 2004-10-01
CIK 81288

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
                       TO THE SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________.

                         COMMISSION FILE NUMBER 0-08791

                            PVC CONTAINER CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  Delaware                                   13-2616435
--------------------------------------------        ----------------------------
      (STATE OF OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION
       INCORPORATION OR ORGANIZATION)                          NUMBER)

2 Industrial Way West, Eatontown, New Jersey                 07724-2202
--------------------------------------------        ----------------------------
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

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on August 31, 2004, at a closing price of $1.80 as reported by the OTC Bulletin Board, was approximately $2,062,022.

The number of shares outstanding of the registrant's only class of common stock, as of the latest practicable date, is as follows:

           Class                            Outstanding as of September 15, 2004
           -----                            ------------------------------------
Common Stock, $.01 par value                             7,042,393

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                      EXHIBIT INDEX is located at Page 32

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

      The Company sells and markets its plastic bottles utilizing two wholly-owned subsidiaries, Novapak Corporation and Airopak Corporation. Novapak sells a general line of plastic bottles to the personal care, food, toner copier containers, medical diagnostic equipment and household chemical markets. Airopak sells a line of fluorinated containers primarily to the lawn and garden and industrial chemical markets. The Company operates in two reportable business segments: Plastic Containers and PVC Compounds. Of the Company's fiscal 2004 net sales, approximately 84% were derived from the Plastic Containers segment and approximately 16% were derived from the Compound segment. For additional financial information relating to the Company's reportable business segments, see Note 11 to the Company's Consolidated Financial Statements, which are presented elsewhere in this Annual Report.

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

            Sales. The Company's plastic bottles are sold primarily to manufacturers of personal care products, food, household chemicals, and lawn and garden and industrial chemical products, private label manufacturers of similar products, and to bottle distributors who sell to such manufacturers. PVC compounds are consumed internally or sold to other plastic manufacturers. A limited amount of the company's total sales is made through commissioned sales representatives. During the fiscal year ended June 30, 2004, no one customer accounted for 10% or more of the Company's net sales.

            Sales of the Company's plastic bottles and PVC bottle compounds have accounted for most of the Company's net income; sales of specialty compounds to non-bottle customers have accounted for the remainder of the Company's net income. Plastic bottles are offered in food grade and non-food grade materials, fluorinated or non-fluorinated, in clear and opaque colors and in a range of sizes from one ounce to 225 ounces. The Company produces plastic bottles utilizing its own molds in proprietary company designs ("stock bottles") and also produces on a contractual basis plastic bottles in molds owned by the customer, utilizing the customer's designs and specifications.

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

            Manufacturing Operations. The Company utilizes two basic processes to manufacture its plastic bottles - extrusion blow molding ("EBM") and injection stretch blow molding ("ISBM"). Plastic bottles made from HDPE, PP, or PVC resins are manufactured using the EBM process. EBM involves melting the plastic resins in an extruder and forming a plastic tube or parison that is placed inside a two- piece blow mold. The mold then closes and clamps around the tube and the tube is blown (inflated) with compressed air against the walls of the mold, forming the bottle to the shape of the mold. Some of the EBM production also incorporates proprietary technology to manufacture fluorinated HDPE plastic bottles.

            The Company's PET bottles are manufactured using a two-step ISBM process. This process involves injection molding PET resins into a parison called a preform. These PET preforms are then used in a separate blow molding machine, where they are re-heated and blown into bottles, also utilizing a blow mold.

            The Company also provides a variety of value added services such as bottle decoration. The Company's decorating capabilities include automatic silk screening for multiple color applications, pressure sensitive paper and plastic film labels, and therimage heat transfer labeling.

            The Company operates plastic bottle manufacturing and warehousing facilities in Hazleton, Pennsylvania; Paris, Illinois; Manchester, Pennsylvania; Walterboro, South Carolina; Philmont, New York; and Kingston, New York. However, the Company has transferred most of the personnel and equipment from its Kingston, New York plant to its Philmont, New York facility and converted the Kingston plant to a warehouse. As indicated under "Properties", the Kingston facility is currently being offered for sale. A description of the Company's plastic bottle facilities are set forth below in Item 2 entitled "Properties."

            The Company manufactures plastic compounds utilizing a two-stage process consisting of mixing a powder blend of various resins and other ingredients in an intensive mixer, and then melting the powder in a compounding extrusion system for pelletizing the final plastic compound products into pellets. Four compounding lines are located in a facility in Eatontown, New Jersey, which began operations in 1982. Occasionally, the Company will purchase small amounts of PVC bottle compounds produced by others for use in manufacturing plastic bottles where customers specify a competing material, but otherwise the capacity of the Company's PVC compounding facility is more than adequate to supply the Company's current requirements. The Company uses its excess PVC compounding capacity to produce PVC bottle compounds and specialty compounds for sale to other plastic processors of PVC bottles and other manufacturers. A description of the Company's compound facility is set forth below in Item 2 entitled "Properties".

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

            The cost of the raw materials the Company uses is directly affected by the cost of petroleum. Accordingly, any increases in the costs of petroleum, such as the increases that have occurred over the last (two) years, increase the cost of the raw materials that the Company uses. Additionally, a shortage of petroleum, should it develop, would have a negative effect on the availability and the cost of the raw materials the Company uses. The availability and price of resins has a direct effect on the Company's business. Although sufficient PVC, HDPE, PP, and PET resins are currently available for the Company's operations, no assurance can be given that an adequate supply of plastic resins will be available to the Company in the future. Moreover, the cost of resin can vary, and may have a material impact on the business. The Company has in the past been able to recover the amount of resin price increases by increasing the sales price of its plastic bottles; however, any inability to raise prices in the future or the rising cost of petroleum, which has recently reached unprecedented levels could have an adverse impact on the Company's financial results. Prices for PVC as well as HDPE, PP and PET resins are mostly dependent upon the supply and demand of specific plastic resins as well as their monomers and their feedstocks. See "Competition & Marketing" below.

            Inventory. Depending upon the level of demand and scheduling requirements for the Company's products, the Company maintains on average 4-6 weeks of plastic bottles finished goods inventory and approximately 2-3 weeks of plastic compound finished goods inventory. From time to time, depending upon the prices and availability of raw materials, the Company will pre-buy or increase inventory of raw materials from a normal 2-3 week supply to up to a two-month supply in order to offset anticipated price increases. During peak sales periods, it is sometimes necessary to store inventory of the Company's products and raw materials in outside warehousing.

            Backlog. Generally, the Company's backlog of unfilled orders ranges from approximately four to six weeks. The amount of unfilled orders was approximately $9,000,000 at June 30, 2004 and 2003. There can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders.

            Competition and Marketing. The Company believes it is one of approximately thirty manufacturers of plastic bottles in the United States, one of at least five manufacturers of PVC bottle compounds and one of at least five manufacturers of specialty compounds for use in the Company's targeted markets of fencing, furniture, edgebanding, electrical wiring devices, and electronic housings. The dominant manufacturers of plastic bottles are Owens-Illinois, Inc. and Silgan Corp. The dominant manufacturers of PVC bottle compounds and PVC specialty compounds are PolyOne Corporation and Georgia Gulf Corporation. The Company's sales volume, production capacity, and consumption of PVC resin are small compared to its competitors. The Company's major PVC compound competitors are large, integrated petrochemical companies with greater financial resources than the Company. Many of these competitors also manufacture PVC resin.

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

            Research and Development. The Company spent approximately $323,000, $290,000 and $263,000 for the fiscal years ended June 30, 2004, 2003, and 2002, respectively, on research activities relating to the development of new designs of containers and the production of compounds. The major thrust of the Company's research and development efforts is currently in the area of new PVC compound development.

            Environmental Regulation. The Company does not believe that compliance with federal, state, and local laws and regulations that have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, has had or will have any material effect upon its capital expenditures, earnings, or competitive position. However, the future of PVC as a material for packaging foods has been threatened by the unwillingness of the Food and Drug Administration ("FDA") to implement standards with regard to levels of residual vinyl chloride monomer ("VCM") acceptable for food packaging. Although the FDA's proposed levels of VCM are expected to be easily attainable by the Company's industry, the FDA has been precluded from issuing the standards by the Environmental Protection Agency ("EPA"). The EPA is insisting that a new environmental impact statement be developed prior to promulgating new standards. The EPA's concern is that the adoption of the FDA's new regulations will stimulate additional demand for PVC bottles and, hence, add to the PVC in the waste stream. The Society of Plastics Industry ("SPI") and Vinyl Institute ("VI"), which represent the PVC industry on this issue, estimate that it will take several years to complete an acceptable environmental impact statement.

            In addition, because it is also a supplier of a primary raw material, the Company may have to comply with existing EPA regulations with respect to the emission of VCM into the environment and regulations promulgated by the Occupational Safety and Health Administration regarding material safety.

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

            Employees. As of June 30, 2004, the Company employed 34 people at its executive office located at 2 Industrial Way West, Eatontown, New Jersey. The Company occupies approximately 9,300 square feet of executive offices under a lease for a term of ten years commencing on January 1, 1999. Monthly rental is $15,500 until December 31, 2004, then $16,275 until December 31, 2006, and then $17,050 until the end of the term.

            As of June 30, 2004, the Company employed 50 people at the Novatec facility in Eatontown, New Jersey; 122 people in the manufacturing facility in Hazleton, Pennsylvania; 131 people at the Paris, Illinois facility; 10 people at the Walterboro, S.C. facility; 87 people at Airopak Corporation in the Manchester, Pennsylvania facility; 171 people at the Philmont, New York facility and a total of 8 people at the Kingston, New York facility. The Company renewed the collective bargaining agreement with Local 108 of the Retail, Wholesale and Department Store Union, AFL-CIO, effective September 1, 2003 until August 31, 2006 relating only to employees of Novatec. The Company considers its relations with its work force and the union to be good.

Financial Information about Foreign and
Domestic Operations and Export Sales

            The Company had export sales of $4,391,000, $5,348,000 and $6,120,000 during the fiscal years ended June 30, 2004, 2003 and 2002, respectively. During the fiscal year ended June 30, 2004, net sales to the northeast of the United States amounted to $36,745,000, net sales to the midwest of the United States amounted to $41,176,000, net sales to the southeast of the United States amounted to $7,350,000, and net sales to other domestic regions amounted to $8,085,000.

Item 2.     Properties.

            The Company's activities with respect to its continuing businesses are conducted at the seven facilities described in the following table:

                                                                  Building Area
Location                    Purpose of Facility                   (square feet)
--------                    -------------------                   -------------
Hazleton, Pennsylvania      Plastic bottle plant, warehouse,        160,000(1)
                            and office
Eatontown, New Jersey       Plastic compounding plant,               50,162(2)
                            warehouse, and executive offices
Manchester, Pennsylvania    Airopak Corporation plant and           145,221(3)
                            warehouse
Paris, Illinois             Plastic bottle plant, warehouse,        125,000(4)
                            and office
Walterboro, S.C.            Plastic bottle plant, warehouse,         61,430(5)
                            and office
Philmont, New York          Plastic bottle plant, warehouse and     100,000(6)
                            office
Kingston, New York          Plastic bottling plant, warehouse        34,000(7)
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

      3. The facilities in Manchester are leased and consist of a manufacturing and warehouse facility having a total of approximately 145,221 square feet. The aggregate annual rent payable with respect to the manufacturing and warehouse space is $455,321 plus real estate taxes, utilities, and certain other charges payable under a lease that expires on April 30, 2013 (with the option of two additional five year terms). Management believes these facilities are large enough to allow for future growth of the business there.

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

      7. The Kingston facility consists of 34,000 square feet of manufacturing, warehouse, and office space and is located on approximately 6 acres of property (with 2.4 adjacent acres for expansion), that are owned by the Company. The manufacturing operations of this facility have been moved to the Philmont facility. The Kingston facility is being used at this time for warehouse purposes and is currently being offered for sale.

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

Item 4.     Submission of Matters to a Vote of Securityholders.

            None

                                    PART II

Item 5.     Market for Registrant's Common Stock and Related Securityholder
            Matters.

            The Company's common stock trades on the OTC Bulletin Board under the symbol OTC:PVCC. The last trade of the common stock on September 15, 2004 was at a price of $1.70 per share. The following is a summary of the high and low close sales prices during the fiscal years of the Company ended June 30, 2004, and June 30, 2003:

Year Ended June 30, 2004            Low               High
                                    ---               ----
1st Quarter                        $2.75             $5.00
2nd Quarter                         3.15              4.00
3rd Quarter                         3.05              3.57
4th Quarter                         2.00              3.50

Year Ended June 30, 2003            Low               High
                                    ---               ----
1st Quarter                        $1.01             $2.04
2nd Quarter                         1.10              2.05
3rd Quarter                         1.25              2.00
4th Quarter                         1.75              3.10

            As of September 15, 2004, the number of holders of record of the issued and outstanding common stock of the Company was approximately 400.

            The Company has not declared or paid any cash dividends on the shares of common stock since fiscal 1997 and does not anticipate declaring or paying any such dividends in the foreseeable future. The Company intends to retain earnings for the operation of its business.

Item 6.     Selected Financial Data.

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements, related notes and other financial information included in this report. The selected consolidated financial data set forth below as of June 30, 2004 and 2003 and for the years ended June 30, 2004, 2003 and 2002 have been derived from our audited financial statements included in this report. The selected consolidated financial data set forth below as of June 30, 2002, 2001, and 2000 and for the years ended June 30, 2001 and 2000 have been derived from our audited financial statements that are not included or incorporated by reference in this report. Our historical results are not necessarily indicative of the results that may be expected for any future period.

                                                Years Ended June 30
                                         2004             2003            2002            2001            2000
                                         ----             ----            ----            ----            ----
SELECTED INCOME STATEMENT DATA:

Net sales                            $ 97,746,511     $ 90,433,217    $ 84,076,390    $ 89,892,821     $ 94,870,507
Income from operations               $  1,555,165     $  3,339,730    $  2,726,128    $  1,113,966     $  1,050,599
Net (loss) income                    $    (64,955)    $    872,552    $    261,445    $ (1,141,174)    $ (1,196,678)
Earnings per share:
  Weighted average shares for
  diluted shares                        7,042,393        7,043,485       7,044,379       7,044,655        7,042,254

Net (loss) income per share          $       (.01)    $        .12    $        .04    $       (.16)    $       (.17)

SELECTED BALANCE SHEET DATA
Current assets                       $ 30,306,853     $ 28,511,306    $ 26,921,243    $ 29,266,731     $ 30,547,896
Current liabilities                  $ 16,510,479     $ 14,159,902    $ 15,086,732    $ 14,845,192     $ 16,186,694
Working capital                      $ 13,796,374     $ 14,351,404    $ 11,834,511    $ 14,421,539     $ 14,361,202
Total assets                         $ 62,389,221     $ 62,444,191    $ 61,255,060    $ 68,126,386     $ 70,855,593
Long-term obligations                $ 24,275,508     $ 27,024,324    $ 26,379,176    $ 32,506,507     $ 31,956,264
Stockholders' equity                 $ 18,974,942     $ 18,836,254    $ 18,010,053    $ 17,853,117     $ 19,168,853

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

Inventory

Inventories are valued at the lower of cost or market, using the first-in, first-out method. The Company provides reserves for estimated obsolescence of its inventory at an amount determined by assessing future demand and market conditions. If actual market conditions deteriorate, additional inventory reserves may be required. Any change to the reserve is reflected in cost of sales in the period the revision is made.

Revenue recognition

We recognize revenue when products are shipped to our customers. Sales are shown net of returns, allowances and discounts. The Company's policy is to reserve for returns once it has knowledge of the return. The change in product returns, allowances and cash discounts between fiscal 2004 and 2003 reflects an increase of $188,000, and a decrease of $293,000 between fiscal 2003 and 2002. The increase is consistent with the increase in revenues, cash discount policy and customer incentive programs. The decrease is a result of changes to customer incentive programs.

Income Taxes

The Company records the estimated future tax effects of differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carry-forwards, if any. We follow specific guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

A reconciliation of the income tax provision and the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

                                                            2004     2003     2002
                                                            ----------------------
Federal tax at statutory rate                               (34%)     34%      34%
Effect of:
 State income taxes, net of federal income tax benefit       (1)       6        9
 Goodwill amortization                                        0        0       16
 Meals and entertainment and other permanent differences     20       (1)      (2)
                                                            ---------------------
Effective income tax rate                                   (15%)     41%      57%
                                                            =====================

The change in the effective tax rate from 2003 to 2004 is primarily attributed to the decrease in pre tax income, while the amount of meals, entertainment and other permanent differences remained consistent from year to year. The change in the effective tax rate from 2002 to 2003 is primarily attributed to the annual amortization of goodwill which was no longer required in 2003.

Operating Performance

In the discussion of the Company's result of operations that follows, the Company presents EBITDA, which it defines as earnings before interest, taxes, depreciation and amortization. The Company believes that the presentation of EBITDA provides useful information to investors because management uses EBITDA to assess our operating performance. Additionally, management believes that EBITDA is a measurement widely used in the Company's industry and accordingly provides this information to allow investors to analyze our performance relative to its competitors. However, EBITDA is not a measurement of operating performance computed in accordance with generally accepted accounting principles and this measure should not be considered in isolation or as a substitute for any measure of performance as determined in accordance with generally accepted accounting principles. EBITDA may not be comparable to similarly titled measures of other companies. The following table provides a reconciliation from net income (loss) to EBITDA.

                                                         Fiscal Year Ended June 30th
                                                    2004            2003           2002
                                                    ----            ----           ----
Net (loss) income as reported                    $   (64,955)    $   872,552    $   261,445

Add back:

   (Benefit) provision for income taxes              (11,753)        606,349        349,298

   Interest expense (net)                          1,864,438       1,942,708      2,186,937

   Depreciation and amortization                   6,263,328       6,022,207      6,431,351
                                                 -----------     -----------    -----------
EBITDA                                           $ 8,051,058     $ 9,443,816    $ 9,229,031
                                                 ===========     ===========    ===========

Results of Operations

FISCAL 2004 COMPARED TO FISCAL 2003

The Company's net sales for the fiscal year ended June 30, 2004 were $97,747,000, an increase of approximately 8.1% from the fiscal 2003 total of $90,433,000. This increase in revenue reflects an increase in revenue in both our plastic bottle and compound segments.

The increase in the plastic bottle segment reflects a 32.4% growth in PET bottle sales resulting from the Company's continued innovations in PET blow molding technology, in an effort to expand its market share for this line of business. However, this growth was offset by a 4.7% decrease in general line HDPE and PVC extrusion blown bottle sales. Also, the Company's fluorinated specialty bottle business had strong growth of 7.4%.

Our plastic compound segment also achieved an 8.3% sales growth due to an overall stronger demand for PVC compounds.

Cost of goods sold as a percentage of net sales increased to 80.6% in fiscal 2004 from 79.0% in fiscal 2003. The increase in cost of goods sold was caused primarily by increased raw material costs, and unabsorbed direct labor and factory overhead costs for the temporary loss of productivity due to the integration of equipment and personnel transferred from our Kingston, New York facility to our Philmont, New York facility. With other cost increases anticipated, we are dedicated to increased emphasis on cost containment, strategic sourcing, reduction in manufacturing overhead and better manufacturing yields.

Selling, general and administrative ("SG&A") expenses were $10,694,000, or 10.9% of net sales, for the fiscal year ended June 30, 2004, as compared to $9,615,000, or 10.6% of net sales, for fiscal 2003. SG&A expenses have increased and are mainly attributed to increased computer services, professional fees associated with the potential sale of the Company (a proposed transaction that has now been abandoned) and consulting fees related to operational improvements.

Depreciation and amortization expense increased by $241,000 from fiscal 2003, primarily associated with new capital equipment in our PET bottle line. The annual amortization of goodwill which would have approximately $293,000 is no longer required in 2004 as a result of adopting FASB Statement No. 142, effective July 1, 2002.

The Company recorded a $476,000 pre-tax charge for restructuring and loss on the sale of its Ardmore, Oklahoma facility. The restructuring involved the transfer of most of the personnel and equipment from the Kingston, New York facility to the Philmont, New York plant and conversion of the Kingston facility to a warehouse.

EBITDA decreased from approximately $9,444,000 in fiscal 2003 to $8,051,000 in fiscal 2004. This entire decrease was a result of the Company plastic container segment's higher raw material costs, unabsorbed direct labor and factory overhead costs for the temporary loss of productivity due to the integration of equipment and the transfer of personnel from our Kingston, New York facility to our Philmont, New York facility, as well as professional fees that were incurred for assistance in implementing operational improvements.

Income from operations for fiscal year ended June 30, 2004 decreased to $1,555,000, or 1.6% of net sales, compared to $3,340,000, or 3.7% of net sales, in fiscal 2003 due to reasons discussed above.

Net interest expense decreased $78,000 during the fiscal year ended June 30, 2004. This net decrease is mainly attributed to lower interest rates and reduction in debt.

Other income represents the profit generated on the sale of various production equipment taken out of service during fiscal 2004.

Net loss for fiscal year ended June 30, 2004 was $65,000 or $.01 per diluted share compared to a profit of $873,000 or $.12 per diluted share for fiscal 2003 due to factors discussed above.

FISCAL 2003 COMPARED TO FISCAL 2002

The Company's net sales for the fiscal year ended June 30, 2003, were $90,433,000, an increase of approximately 8% from the fiscal 2002 total of $84,076,000. The increase in revenue reflects an 11% increase in plastic bottle sales, offset by a 6% decrease in merchant compounds.

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

Cost of goods sold as a percentage of net sales increased to 79.0% in fiscal 2003 from 77.3% in fiscal 2002. The cost of virtually all plastic resins used in both the bottle and compound businesses increased dramatically, exacerbated by the turmoil in the energy markets as a result of political events in the Middle East. This has had an adverse effect on all areas of the Company's business, but particularly our PVC compounding business. Start-up expenses associated with the addition of new capacity in our PET bottle line also contributed to the higher cost of goods sold.

SG&A expenses were $9,615,000, or 10.6% of net sales, for the fiscal year ended June 30, 2003, as compared to $9,934,000, or 11.8% of net sales, for fiscal 2002. SG&A expenses have decreased primarily due to improved monitoring of accounts receivable. This monitoring reduced the Company's exposure to uncollectible accounts and, accordingly, its provision for bad debts.

Depreciation and amortization expense for fiscal 2003 decreased by $409,000 primarily because of certain manufacturing assets becoming fully depreciated in fiscal 2003. The annual amortization of goodwill which would have approximately $293,000 is no longer required in 2003 as a result of adopting FASB Statement No. 142, effective July 1, 2002.

EBITDA increased from approximately $9,229,000 in fiscal 2002 to approximately $9,444,000 in fiscal 2003. Performance improvements in the Company's plastic container segment raised EBITDA by approximately $838,000, but this increase was offset by a decrease of $623,000 in the performance of the Novatec Plastics division, mainly due to higher raw material costs.

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

Cash flow from operations during fiscal 2004 totaled $5,829,000, representing an increase of $934,000 from the prior fiscal year. Cash flow from operations was favorably impacted by improved inventory management and timing of income tax payments.

Cash used for accounts receivable, net of allowances, during fiscal year ended June 30, 2004 was $2,502,000, an increase of $2,315,000 from the prior fiscal period. The increase was primarily due to the increase in sales during the fourth quarter of fiscal 2004.

The Company generated net cash from operating activities and additional long-term debt in the amount of $8,361,000. These funds were primarily used to acquire capital assets of $4,611,000, to reduce long-term debt by $3,763,000, and to reduce borrowings under our revolving credit line by $594,000.

Capital expenditures decreased by $1,151,000 to $4,611,000 during fiscal year ended June 30, 2004 as compared to $5,762,000 during fiscal year ended June 30, 2003. This decrease is mainly attributed to the initial entry into the PET product line, which required new equipment and start up expenses during fiscal year 2003.

The Company's liquidity position and working capital remained adequate for the fiscal period ended June 30, 2004. Net working capital decreased to $13,796,000 from $14,351,000 as at June 30, 2003. The current ratio of assets to liabilities decreased from 2.0 at June 30, 2003 to 1.8 at June 30, 2004. This decrease was primarily attributable to an increase in accounts payable.

The Company's Midwest facility, located in Ardmore, Oklahoma, reflected in the June 30, 2003 balance sheet in the amount of $262,000, plus $36,000 cost of land, was sold below fair value during the fourth quarter of 2004. The Company recorded a loss of $122,000, which is included in provision for restructuring and other exit activities.

The Company's short-term liquidity and short-term capital resources are projected to be adequate to allow the Company to continue to meet its financial obligations. The Company believes the financial resources available to it, including internally generated funds and borrowing under its revolving credit facility, will be sufficient to meet foreseeable working capital requirements. At June 30, 2004, the Company had unused sources of liquidity consisting of cash and cash equivalents of $366,000 and unused credit under a revolving credit facility of $10,238,000.

The Company's revolving credit facility includes financial and other covenants, including, without limitation, a minimum equity covenant and a fixed charge coverage covenant. As of June 30, 2004, the Company was in compliance with the covenants under its revolving credit facility.

The Company utilizes its revolving loan facilities for seasonal working capital needs and for other general corporate purposes. Amounts available under the Company's revolving loan facilities in excess of its seasonal working capital needs are available to pursue the Company's growth strategy and for other permitted purposes.

There were no material changes during the twelve months ended June 30, 2004 in the contractual obligations presented in the consolidated financial statements in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2004.

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

Contractual Obligations and Commercial Commitments

As of June 30, 2004, the Company is party to notes payable, working capital lines and various operating leases. These contractual obligations and other commercial commitments are summarized below. The Company has no other contractual obligations or commercial commitments as of June 30, 2004.

                                                                              Payments Due by Period
Contractual Obligations                           Total        2005        2006         2007        2008        2009     Thereafter
-----------------------------------------------------------------------------------------------------------------------------------
Long term notes payable .....................  $28,006,879  $3,929,649  $14,073,041  $2,299,565  $1,704,683  $  743,998  $5,255,943

Non-cancelable operating leases .............    5,476,774     934,197    1,098,602     714,364     686,430     577,771   1,465,410
                                               ------------------------------------------------------------------------------------

Total contractual cash obligations ..........  $33,483,653  $4,863,846  $15,171,643  $3,013,929  $2,391,113  $1,321,769  $6,721,353
                                               ====================================================================================

The operating leases relate to office and plant facilities, vehicles, and office equipment. We expect the majority of the leases upon expiration will be renewed or replaced by other leases.

                                                                              Payments Due by Period
Other Commercial Commitments                      Total        2005        2006         2007        2008        2009     Thereafter
-----------------------------------------------------------------------------------------------------------------------------------
Standby letters of credit ...................  $ 5,093,573              $3,845,973  $ 1,247,600
                                               ------------------------------------------------------------------------------------

Total commercial commitments ................  $ 5,093,573              $3,845,973  $ 1,247,600
                                               ====================================================================================

Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 is the interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, which addresses consolidation by business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and became effective for the Company for periods ending after March 15, 2004 for variable interest entities in which it holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have any impact on the Company's financial position, results of operations and cash flows.

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

Cautionary Note on Forward-Looking Statements

Certain statements in this report that are not reported financial results or other historical information are "forward-looking statements" and within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management's expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance or results of current and anticipated market conditions and market strategies; sales efforts; expenses; and financial results. There are risks and uncertainties that may cause results to differ materially from those set forth in these forward-looking statements. In particular, unanticipated changes in the economic, competitive, governmental, technological, marketing or other factors identified in this report and in the Company's other filings with the Securities and Exchange Commission could cause such results to differ materially and could include, but are not limited to, changes in U.S., regional or world polymer growth rates affecting the Company's markets; changes in global industry capacity or in the rate at which anticipated changes in industry capacity come online in the polyvinyl chloride or other industries in which the Company participates; fluctuations in raw material prices, quality and supply and in energy prices and supply, in particular fluctuations outside the normal range of industry cycles; and an inability to raise prices or sustain price increases for products.

The Company cannot guarantee that any forward-looking statement will be realized, although it believes that management has been prudent in its plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear in mind as they consider forward-looking statements.

The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects in its filings with the Securities and Exchange Commissions. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to the Company's operations result primarily from changes in interest rates. Interest rate pricing transactions are used only to the extent considered necessary to meet our objectives. The Company does not utilize derivative financial instruments for trading or other speculative purposes.

Interest Rate Risk

The Company's interest rate risk management objective is to limit the impact of interest rate changes on its net income and cash flow and to lower its overall borrowing cost. The Company manages our exposure to interest rate fluctuations with variable rate swap agreements, which effectively convert interest rate exposure from variable rates to fixed rates of interest. The Company has entered into these agreements with banks under its senior secured credit facility. Refer to Notes 1 and 5 to the Company's Consolidated Financial Statements (included elsewhere in this Annual Report), which outline the principal amounts, interest rates, fair values, and other terms required to evaluate the expected cash flows from these agreements.

As of June 30, 2004, the Company had total outstanding indebtedness of $28,007,000. Of this amount, the total indebtedness subject to variable interest rates was approximately $20,272,000. Based on the Company's June 30, 2004 variable debt levels, a one quarter percent increase or decrease in interest rates would have had a $51,000 impact on the Company's annual interest expense.

Item 8.     Financial Statements and Supplementary Data.

            See annexed financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

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

During the last quarter of fiscal 2004, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

Not applicable

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.

            The following table sets forth the directors and executive officers of the Company. Each director holds office until his successor is elected and qualified.

Name                  Age    Held Office Since   Offices with the Company
----                  ---    -----------------   ------------------------
Phillip L. Friedman    57          1981          Chairman and Director
William J. Bergen      39          2004          President, Chief Executive Officer &
                                                 Director
Joel F. Roberts        62          1999          Senior Vice President Operations
Jeffrey Shapiro        55          2000          Senior Vice President & Chief Financial
                                                 Officer

John F. Turben         69          1996          Director
Michael Sherwin        63          1996          Director
John G. Nestor         59          2001          Director
Michael Lynch          59          2002          Director

            PHILLIP L. FRIEDMAN joined the Company in 1981 and served as President and Chief Executive Officer until 2004 when he resigned on September 2, 2004 and was appointed Chairman of the Board. Prior to joining the Company, he was employed by Occidental Chemical Corporation (formerly Hooker Chemical Corporation), a leading manufacturer and supplier of PVC resins and compounds, for 12 years. His responsibilities at Occidental culminated in a five-year tenure as Manager of Business Development and Director of Commercial Development for the Polyvinyl Chloride Plastics Division. As the Director of Commercial Development, he was responsible for coordinating and commercializing various research and development projects within the plastics industry. Mr. Friedman received a BS in chemical engineering from Pratt Institute and pursued graduate studies in business administration at Temple University. He is a member of the Executive Committee of the Company.

            WILLIAM J. BERGEN joined the Company on September 2, 2004 when he was elected President and Chief Executive Officer and a Director. Mr. Bergen served as Vice President and General Manager--Plastics Americas Business Unit of Alcan, Inc., a provider of aluminum and packaging products, from 2003 to September 2004. Mr. Bergen also served in various capacities for International Paper Company, a forest products company, including as its General Manager of its Release Products Business, from 2001 to 2003, Regional Vice President-Sherwood Packaging Division from 2000 to 2001, and Business Unit Manager, Folding Cartons, from 1997 to 2000.

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

            JOHN F. TURBEN is Chairman and Chief Executive Officer of Kirtland Capital Corporation, a privately funded investment company founded by Jack in 1977. Prior to joining Kirtland, he served as Chairman of the Executive Committee and Vice Chairman of the Board of Prescott, Ball & Turben, an investment banking firm headquartered in Cleveland, and Chairman of the Executive Committee and Director of the Geneve Corp. Jack serves as Chairman of Instron Corporation and Fairport Asset Management LLC and is Chairman of the Executive Committee of Fairmount Minerals, Ltd. He is a member of Kirtland Capital Partners' Advisory Board, a Director of PVC Container Corporation, Stonebridge Industries, Inc., Gries Financial LLC, PDM Bridge LLC and NACCO Industries, Inc. Jack is a member of the Board of Trustees and is past President of the Board of Trustees of University School, past Chairman of the Board of Trustees of Lake Erie College, a Trustee of Vocational Guidance Services and is the Mayor of Kirtland Hills, Ohio. He is a 1957 graduate of Yale University.

            MICHAEL SHERWIN has served as the Vice Chairman of Mid-West Forge Corporation, a manufacturer of shafts, since 1987 and as Chairman and Chief Executive Officer of Columbiana Boiler Company, a manufacturer of kettles, pressure vessels and transportation packages, since 1980. Prior to joining Mid-West Forge Corporation, Mr. Sherwin was the President of National City Venture Corporation and National City Capital Corporation, both subsidiaries of National City Corporation, a bank holding company. He is a member of the Executive Committee and Audit Committee.

            JOHN G. NESTOR, President of Kirtland Capital Corporation, joined the company in March 1986. Prior to joining Kirtland, John spent 16 years at Continental Illinois Bank in a variety of lending positions. He is a member of Kirtland Capital Partners' Advisory Board, serves as Chairman of Essex Crane Rental Corp. and is a Director of Fairmount Minerals, Ltd., R Tape Corporation, PVC Container Corporation and PDM Bridge LLC. John is the Board Chair of the National Conference for Community and Justice (NCCJ) and Chairman of the Board of Trustees of The Cleveland Food Bank. A graduate of Georgetown University, John also holds an MBA from the University of Notre Dame and an MA in Urban Studies from Loyola University in Chicago.

            MICHAEL LYNCH has served as the Senior Vice President of Oldcastle, Inc., a U.S. subsidiary of CRH pl, an international buildings materials company headquartered in Ireland, since 1982. Mr. Lynch has also served as the Chief Executive Officer of Allied Buildings Products Corp., which is a subsidiary of Oldcastle, Inc., since 2001. He is a member of the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% equity holders are required by Securities and Exchange Commission rules to furnish the Company with copies of all forms they file. Based solely on its review of the copies of such forms received by us and written representations from certain reporting persons, the Company believes that, during fiscal 2004, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% equity holders were satisfied.

The board of directors has determined that the audit committee has at least one "audit committee financial expert" (as such term is defined in item 401 of Regulation S-K) and such expert is Mr. Lynch, who is also "independent" (as such term is used in item 7 (D) (3) (iv) of Schedule 14A under the Exchange Act).

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, comptrollers and principal accounting officer and all persons performing similar functions. The Company will provide to any person without charge, upon written or oral request, a copy of such code of ethics. Requests should be directed to: PVC Container Corporation, Attention:
Gayle Jarema, Assistant Secretary, 2 Industrial Way West, Eatontown, New Jersey, 07724-2202, telephone number: (732) 542-0060.

Item 11.    Executive Compensation.

            The following table sets forth, for the fiscal years ended June 30, 2004, 2003 and 2002, compensation paid by the Company to its chief executive officer and to each of the executive officers of the Company whose total annual salary and bonus exceed $100,000:

SUMMARY COMPENSATION TABLE

                                                               Long Term
                                         Annual              Compensation
                                      Compensation               Awards
                             -----------------------------   ------------
                                                                  LTIP        All Other
Name and                               Salary       Bonus       Payouts     Compensation
Principal Position           Year        ($)         ($)           $             ($)
------------------           ----      -------     -------      -------     ------------
Phillip L. Friedman          2004      250,000      50,000           --          1,901
President, Chief             2003      250,000     112,500       45,497          3,509
Executive Officer &          2002      225,000     121,000       81,472          1,050
Chairman (1)

                             2004      173,688      10,000           --         11,298
Jeffrey Shapiro              2003      157,658      26,566           --         12,022
Chief Financial Officer      2002      149,127      55,900           --          2,042

Joel F. Roberts              2004      147,272      10,000           --         11,088
Sr. V.P.-Operations          2003      132,252      20,150       30,673         10,350
                             2002      126,073      29,282       50,369          1,350

(1) Mr. Friedman resigned as President and Chief Executive Officer on September 2, 2004. Mr. Friedman was named Chairman of the Board on September 2, 2004 and remains an employee of the Company.

STOCK OPTION GRANTS

      During the fiscal year ended June 30, 2004, the Company did not grant any options to purchase share of Common Stock to any of the above-named executive officers of the Company.

AGGREGATED FISCAL YEAR-END OPTION VALUES

                                                        Number of Securities
                          Shares                             Underlying                 Value of Unexercised
                         Acquired       Value       Unexercised Options at Fiscal       In-The-Money Options
                            On         Realized             Year End (#)               At Fiscal Year End ($)
       Name (1)          Exercise        ($)          Exercisable/Unexercisable      Exercisable/Unexercisable(2)
-----------------------------------------------------------------------------------------------------------------
Phillip L. Friedman         --            --               171,250 / 3,750                      -- / --
Jeffrey Shapiro             --            --                29,750 / 3,250                      -- / --
Joel F. Roberts             --            --                39,000 / 3,000                      -- / --

(1) Only those options held at the end of the fiscal year ended June 30, 2004 of the Company are listed.

(2)   All exercisable options were out-of-the-money as at June 30, 2004.

LONG TERM INCENTIVE PLAN

            Under the Company's Long Term Incentive Plan, there were no grants during the fiscal year ended June 30, 2004.

PROFIT SHARING SAVINGS PLAN

            On September 29, 1983, the Board of Directors adopted the PVC Container Corporation Profit Sharing Savings Plan (the "Plan"), which Plan became effective July 1, 1984. The Plan supersedes the 1980 PVC Container Corporation Profit Sharing Pension Plan. All employees of the Company who have completed one year of service and are not covered by a collective bargaining agreement are eligible for participation in the Plan.

            The Plan has been drafted to comply with Section 401(k) of the Internal Revenue Code. Each participating employee can defer from 1% to 6% of his salary into his Plan account, and the Company makes a matching contribution. Such contribution for the fiscal year ended June 30, 2004 was in an amount equal to 25% on the first 6% of the union and non-union employees pre-tax contributions. Contributions are made by the Company on a monthly basis. In addition to matching contributions, the Company, at its option, may make payments based on a percentage of quarterly profits. Such payments can be made directly to or for the Plan account of participating employees and are based on a percentage of the employee's compensation. The Company made discretionary payments during the fiscal year ended June 30, 2004 of $136,894, which amount includes the 25% and 10% contributions referred to above. All amounts deferred by and paid to executive officers of the Company pursuant to the Plan have been included in "Executive Compensation and Transactions with Management."

DEFERRED COMPENSATION PLAN

            On June 4, 1986, the Board of Directors approved the establishment of a Deferred Compensation Plan, effective July 1, 1986, under which executives of the Company may defer and accrue for three years a certain amount of the compensation due them. No deferred compensation was accrued as at June 30, 2004.

EMPLOYMENT AGREEMENT

            William J. Bergen and the Company entered into an employment agreement, effective as of September 2, 2004, pursuant to which Mr. Bergen agreed to serve as the Company's President and Chief Executive Officer. The employment agreement currently provides for, among other things, compensation consisting of a base salary of $240,000 per annum until Sept 1, 2005, when the term of agreement expires unless further extended. Additionally, the employment agreement provides for incentive compensation based upon the equity value of the Company. The employment agreement also provides for certain benefits payable to Mr. Bergen in the event the agreement is not renewed, or the death or disability of Mr. Bergen.

            Mr. Phillip L. Friedman has resigned from his position as President and Chief Executive Officer effective September 2, 2004. As severance compensation, the Company shall pay Mr. Friedman an amount equal to $710,000. The agreement provides for other benefits to be provided subsequent to December 31, 2004. He will continue as an employee of the Company and will serve as the Chairman of the Board of Directors.

COMPENSATION OF THE BOARD OF DIRECTORS

            Directors are reimbursed for reasonable expenses actually incurred in connection with attending each formal meeting of the Board of Directors or any committee thereof. In addition, each director of the Company is paid $1,250 per quarter.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

            The Board of Directors has not established a compensation committee. Decisions with respect to the compensation of the Company's executive officers are made by the entire Board of Directors. During the fiscal year ended June 30, 2004. Mr. Friedman, the President and Chief Executive Officer of the Company who is also a member of the Board of Directors, participated in deliberations of the Board of Directors concerning executive officer compensation. No interlocking relationship presently exists between any member of the Board of Directors and any member of the board of directors or compensation committee of any other company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

            The common stock, par value $.01 per share, of the Company (the "Common Stock") is the only authorized voting security of the Company. There are 7,042,393 shares of Common Stock were outstanding, each of which is entitled to one vote. The Common Stock does not have cumulative voting rights.

            The following table sets forth, as of August 31, 2004, the beneficial ownership of Common Stock of (i) any person who is known by the Company to own more than 5% of the voting securities of the Company, (ii) each of the Company's executive officers named in the Summary Compensation Table (collectively, the "Named Executive Officers"), (iii) each director, and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes, based on information furnished by such owners, that the beneficial owners of the Company's common stock listed below have sole voting and investment power with respect to such shares, subject to any applicable community property laws. Beneficial ownership of the Common Stock has been determined for this purpose in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934 (the "Exchange Act").

                                                     Amount and Nature of
Name of Beneficial Owner                             Beneficial Ownership    Percent of Class
------------------------                             --------------------    ----------------
Kirtland Capital Partners II L.P. ("KCP II" )(1)          4,110,679               58.4%
Lionheart Group Inc.(2)                                     978,869               14.0%
Kirtland Capital Company II ("KCC II" )(1)                  356,736                5.1%
Phillip L. Friedman(3)                                      567,666                7.9%
William Bergen                                                  -0-                   *
Jeffrey Shapiro(4)                                           41,000*
Joel F. Roberts(5)                                           47,375*
Michael Sherwin(6)                                           31,000*
John F. Turben(7)                                         4,502,415               63.8%
Michael Lynch(8)                                             10,000*
John G. Nestor(9)                                         4,477,415               63.5%
All directors and executive officers as a group (7
persons)(10)                                              5,209,456               71.3%

*Less than 1%

(1) KCP II acquired on December 12, 1996 an aggregate of 4,110,679 shares of Common Stock and KCC II acquired on December 12, 1996 and January 3, 1997 an aggregate of 356,736 shares of Common Stock, which shares are owned directly and beneficially by KCP II and KCC II, respectively. Collectively, KCP II and KCC II beneficially own 4,467,415 shares of Common Stock, which constitutes 63.4% of the outstanding shares of Common Stock. The address for each of KCP II and KCC II is 3201 Enterprises Parkway-3200 Beachwood, Ohio 44122.

(2) Information reported is based on a Form 4 as filed with the Securities and Exchange Commission on June 7, 2004 by Lionheart Group Inc. and C. Duncan Soukup. The Form 4 provided that 978,869 shares of Common Stock were owned by Lionheart Group Inc. and 34,000 shares of Common Stock were owned individually by Mr. Soukup, President of Lionheart Group Inc. Mr. Soukup disclaims beneficial ownership of the shares owned by Lionheart Group Inc., except to the extent of his pecuniary interest therein. The address for each of Lionheart Group Inc. and Mr. Soukup is 118 E. 25th Street, 8th Floor, New York, New York 10010.

(3) Includes 167,500 shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Incentive Stock Option Plan of the Company ("Option Plan") that are exercisable within 60 days of August 31, 2004.

(4) Includes 24,000 shares of Common Stock that may be acquired upon exercise of options granted under the Option Plan that are exercisable within 60 days of August 31, 2004.

(5) Includes 33,500 shares of Common Stock that may be acquired upon exercise of options granted under the Option Plan that are exercisable within 60 days of August 31, 2004.

(6) Includes 10,000 shares of Common Stock that may be acquired upon exercise of options granted under the Option Plan that are exercisable within 60 days of August 31, 2004. Mr. Sherwin has a 10% interest in Midwest Forge Corporation, which has a .0143% direct interest as a limited partner in KCP II. Mr. Sherwin disclaims beneficial ownership of the interest of Midwest Forge Corporation in KCP II.

(7) Includes 10,000 shares of Common Stock that may be acquired upon exercise of options granted under the Option Plan that are exercisable within 60 days of October 24, 2004 and 25,000 shares of Common Stock owned individually by Mr. Turben. Also includes 4,110,679 shares of Common Stock owned by KCP II and 356,736 shares of Common Stock owned by KCC II. Mr. Turben is the Chairman of the Board of Directors of Kirtland Capital Corp., an Ohio corporation, which is the general partner that controls KCP II and has sole voting and investment power over all of the Common Stock owned by KCP II. Kirtland Capital Corp. is also the general partner of Evergreen Partners II L.P., an Ohio limited partnership, which is the managing member of KCC II. Kirtland Capital Corp. has sole voting and investment power over all of the common stock owned by KCC II. Mr. Turben disclaims beneficial ownership of the shares of Common Stock owned by of KCP II and KCC II. Mr. Turben's address is c/o Kirtland Capital Corp., 3201 Enterprise Parkway - 3200 Beachwood, Ohio 44122.

(8) Includes 10,000 shares of Common Stock that may be acquired upon exercise of options granted under the Option Plan that are exercisable within 60 days of August 31, 2004.

(9) Includes 10,000 shares of Common Stock that may be acquired upon exercise of options granted under the Option Plan that are exercisable within 60 days of August 31, 2004. Also includes 4,110,679 shares of Common Stock owned by KCP II and 356,736 shares of Common Stock owned by KCC II. Mr. Nestor is the President and a director of Kirtland Capital Corp., an Ohio corporation, which is the general partner that controls KCP II and has sole voting and investment power over all of the Common Stock owned by KCP
      II. Kirtland Capital Corp. is also the general partner of Evergreen Partners II L.P., an Ohio limited partnership, which is the managing member of KCC II. Kirtland Capital Corp. has sole voting and investment power over all of the common stock owned by KCC II. Mr. Nestor disclaims beneficial ownership of the shares of Common Stock owned by of KCP II and KCC II. Mr. Nestor's address is c/o Kirtland Capital Corp., 3201 Enterprise Parkway - 3200 Beachwood, Ohio 44122.

(10) Includes 265,000 shares of Common Stock that may be acquired upon exercise of options granted under the Option Plan that are exercisable within 60 days of August 31, 2004.

            Shown below is information concerning all equity compensation plans and individual compensation arrangements in effect as of the end of the last fiscal year.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                     Number of Securities Remaining
Plan Category                   Number of Securities To Be Issued      Weighted Average Exercise     Available for Future Issuance
                               Upon Exercise of Outstanding Options   Price of Outstanding Options   Under Equity Compensation Plans
Equity compensation plans
Approved by security holders                 494,800                              $4.07                          105,200

Equity compensation plans not
Approved by security holders                      --                                 --                               --

Total                                        494,800                              $4.07                          105,200

Item 13.    Certain Relationships and Related Transactions.

            The Company has entered into a management agreement with Kirtland Capital Corp., pursuant to which Kirtland Capital Corp. receives $25,000 per month for providing management services to the Company. Mr. Turben is Chairman of Kirtland Capital Corp., and Mr. Nestor is President of Kirtland Capital Corp. Kirtland Capital Corp. is the General Partner of Kirtland Capital Partners II L.P. and Kirtland Capital Company II, which collectively own 63.9% of the issued and outstanding common stock of the Company.

            The Board of Directors of the Company has established an Audit Committee and adopted an Audit Committee Charter. The current members of the Audit Committee are Messrs. Sherwin (Chairman), Lynch and Nestor. Notwithstanding the management agreement and the ownership of the Company's common stock by Kirtland Capital Partners II L.P. and Kirtland Capital Company II and Mr. Nestor's position with Kirtland Capital Corp. described above, the Company's Board of Directors does not believe that such relationships interfere with the exercise by Mr. Nestor of independent judgment in carrying out his responsibilities as a director and as a member of the Audit Committee in accordance with Rule 4200(a)(15) of NASD listing standards and that, based upon his considerable business and financial background, his membership on the Audit Committee is in the best interests of the Company and its stockholders.

                                    PART III

Item 14.    Principal Accountant Fees and Services

                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   The following documents are filed as part of this report:

      (1)   Consolidated Financial Statements.

            Report of Independent Auditors

            Consolidated Balance Sheets at June 30, 2004 and 2003

            Consolidated Statements of Operations for the years ended June 30, 2004, 2003 and 2002

            Consolidated Statements of Stockholders' Equity for the years ended June 30, 2004, 2003 and 2002

            Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2003 and 2002

            Notes to Consolidated Financial Statements

      (2)   Consolidated Financial Statement Schedules.

            Report of Independent Auditors on Consolidated Financial Statement Schedules

            For the three years ended June 30, 2004

                 Schedule II - Valuation and Qualifying Accounts

      (3)   Exhibits.

3.1 Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware (filed as Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended June 30, 1988 (the "1988
          10-K"), and incorporated herein by reference).

3.2 The Company's Amended and Restated By-Laws (filed as Exhibit 3.1, to the Company's report on Form 8-K filed on September 8, 2004, is incorporated herein by reference). The Company's By-Laws (filed as
          Exhibit 3.2 to the 1988 10-K, and incorporated herein by reference.

10.1      Deferred Compensation Plan established June 4, 1986 and effective July
          1, 1986 (filed as Exhibit 10.1 to the Company's Form 10-K for the fiscal year ended June 30, 1987 (the "1987 10-K"), and incorporated herein by reference). Employment Agreement between the Company and William J. Bergen dated September 2, 2004, filed on September 8, 2004 as Exhibit 10.1 to the Company's report on Form 8-K is incorporated herein by reference.

10.2      Profit Sharing Savings Plan (Flexinvest 401(k) Plan) effective July 1,
          1984 (filed as Exhibit 10.2 to the 1987 10-K, and incorporated herein by reference). Agreement dated September 2, 2002 between the Company and Phillip L. Friedman, filed on September 8, 2004 as Exhibit 10.2 to the Company's report on Form 8-K is incorporated herein by reference.

10.3      1981 Incentive Stock Option Plan (filed as Exhibit 10.3 to the 1987
          10-K, and incorporated herein by reference).

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

10.20     Employment Agreement between the Company and William J. Bergen dated
          September 2, 2004 (filed as Exhibit 10.1 to the Company's report on
          Form 8-K filed on September 8, 2004 and incorporated herein by reference).

10.21     Agreement dated September 2, 2002 between the Company and Phillip L.
          Friedman (filed as Exhibit 10.2 to the Company's report on Form 8-K filed on September 8, 2004 incorporated herein by reference).

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

                                INDEX TO EXHIBITS

Exhibit
 Number     Description of Exhibit
-------     ----------------------
3.1         Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware (filed as Exhibit 3.1 to the
            Company's Form 10-K for the fiscal year ended June 30, 1988 (the
            "1988 10-K"), and incorporated herein by reference).

3.2 The Company's Amended and Restated By-Laws (filed as Exhibit 3.1 to the Company's report on Form 8-K filed on September 8, 2004 is incorporated herein by reference). The Company's By-Laws (filed as
            Exhibit 3.2 to the 1988 10-K, and incorporated herein by reference).

10.1        Deferred Compensation Plan established June 4, 1986 and effective
            July 1, 1986 (filed as Exhibit 10.1 to the Company's Form 10-K for the fiscal year ended June 30, 1987 (the "1987 10-K"), and incorporated herein by reference). Employment Agreement between the Company and William J. Bergen dated September 2, 2004, filed on
            September 8, 2004 as Exhibit 10.1 to the Company's report on Form
            8-K is incorporated herein by reference.

10.2        Profit Sharing Savings Plan Flexinvest 401(k) Plan) effective July
            1, 1984 (filed as Exhibit 10.2 to the 1987 10-K, and incorporated herein by reference). Agreement dated September 2, 2002 between the Company and Phillip L. Friedman, filed on September 8, 2004 as
            Exhibit 10.2 to the Company's report on Form 8-K is incorporated herein by reference.

10.3        1981 Incentive Stock Option Plan (filed as Exhibit 10.3 to the 1987
            10-K, and incorporated herein by reference).

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

10.20       Employment Agreement between the Company and William J. Bergen dated
            September 2, 2004 (filed as Exhibit 10.1 to the Company's report on
            Form 8-K filed on September 8, 2004 and incorporated herein by reference).

10.21       Agreement dated September 2, 2002 between the Company and Phillip L.
            Friedman (filed as Exhibit 10.2 to the Company's report on Form 8-K filed on September 8, 2004 incorporated herein by reference).

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

23          Consent of Ernst & Young LLP.

31.1 Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32          Certification requirement under Section 906 of the Sarbanes-Oxley
            Act of 2002.

99.1        Second Amendment to the PVC Container Corporation 1981 Incentive
            Stock Option Plan, dated July 6, 1989, with the unanimous written consent of Directors of the Company (filed as Exhibit 28.1 to 1990
            10-K, and incorporated herein by reference).

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

                                                 PVC CONTAINER CORPORATION
                                                           (Registrant)

                                                 By: /s/Phillip L. Friedman
                                                     ---------------------------
                                                     Phillip L. Friedman
                                                     Chairman

                                                 Date: October 1, 2004

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                              Title                         Date
          ---------                              -----                         ----
/s/Phillip L. Friedman             Chairman and Director                  October 1, 2004
------------------------------     (Principal Executive Officer)
Phillip L. Friedman

/s/William J. Bergen               President, Chief Executive             October 1, 2004
------------------------------     Officer and Director
William J. Bergen

/s/Jeffrey Shapiro                 Senior Vice President and Chief        October 1, 2004
------------------------------     Financial Officer (Principal
Jeffrey Shapiro                    Financial and Accounting Officer)

/s/John F. Turben                  Director                               October 1, 2004
------------------------------
John F. Turben

/s/John G. Nestor                  Director                               October 1, 2004
------------------------------
John G. Nestor

/s/Michael Sherwin                 Director                               October 1, 2004
------------------------------
Michael Sherwin

/s/Michael Lynch                   Director                               October 1, 2004
------------------------------
Michael Lynch

                            PVC CONTAINER CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    FORM 10-K

                                  JUNE 30, 2004

CONSOLIDATED FINANCIAL STATEMENTS

PVC Container Corporation

June 30, 2004, 2003 and 2002

PVC Container Corporation

Consolidated Financial Statements

June 30, 2004, 2003 and 2002

CONTENTS

Report of Independent Registered Public Accounting Firm.....................   1
Consolidated Balance Sheets.................................................   2
Consolidated Statements of Operations.......................................   3
Consolidated Statements of Stockholders' Equity.............................   4
Consolidated Statements of Cash Flows.......................................   5
Notes to Consolidated Financial Statements..................................   6

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PVC Container Corporation

We have audited the accompanying consolidated balance sheets of PVC Container Corporation as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2004. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PVC Container Corporation at June 30, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with U.S. generally accepted accounting principles . Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1, the Company changed its method of accounting for goodwill and other intangible assets effective July 1, 2002.

                                                /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
September 23, 2004

PVC Container Corporation

Consolidated Balance Sheets

                                                                              JUNE 30
                                                                         2004            2003
                                                                    ------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                          $     365,820    $     673,055
 Accounts receivable, net of allowance of $687,000 and
   $999,000 at June 30, 2004 and 2003, respectively                    14,901,390       12,398,916
 Inventories, net                                                      12,461,663       12,525,741
 Prepaid expenses and other current assets                              1,291,177        1,255,440
 Deferred income taxes                                                  1,286,803        1,658,154
                                                                    ------------------------------
Total current assets                                                   30,306,853       28,511,306

Properties, plant and equipment, net                                   28,609,378       30,297,375
Goodwill                                                                3,296,298        3,296,298
Other assets                                                              176,692          339,212
                                                                    ------------------------------
                                                                    $  62,389,221    $  62,444,191
                                                                    ==============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                   $  10,207,342    $   8,132,728
 Accrued expenses                                                       2,373,488        2,675,908
 Current portion of long-term debt                                      3,929,649        3,351,266
                                                                    ------------------------------
Total current liabilities                                              16,510,479       14,159,902

Long-term debt                                                         24,077,230       26,480,888
Interest rate swap                                                        198,278          543,436
Deferred income taxes                                                   2,628,292        2,423,711

Stockholders' equity:
 Preferred stock, par value $1.00, authorized 1,000,000 shares, none issued
 Common stock, par value $.01, authorized 10,000,000 shares,
   7,044,655 shares issued as of June 30, 2004 and 2003
                                                                           70,446           70,446
 Capital in excess of par value                                         3,810,981        3,810,981
 Retained earnings                                                     15,215,294       15,280,249
 Accumulated other comprehensive loss                                    (116,984)        (320,627)
 Treasury stock, at cost (2,262 shares at June 30, 2004 and 2003)          (4,795)          (4,795)
                                                                    ------------------------------
Total stockholders' equity                                             18,974,942       18,836,254
                                                                    ------------------------------
                                                                    $  62,389,221    $  62,444,191
                                                                    ==============================

See accompanying notes.

                            PVC Container Corporation

Consolidated Statements of Operations

                                                                FISCAL YEAR ENDED JUNE 30
                                                           2004            2003            2002
                                                      ---------------------------------------------
Net sales                                             $  97,746,511   $  90,433,217   $  84,076,390

Cost and expenses:
  Cost of goods sold (exclusive of depreciation and
    amortization expense shown separately below)
                                                         78,757,935      71,456,597      64,985,299
  Selling, general and administrative expense            10,694,406       9,614,683       9,933,612
  Depreciation and amortization expense                   6,263,328       6,022,207       6,431,351
  Provision for restructuring and other
    exit activities                                         475,677
                                                      ---------------------------------------------
                                                         96,191,346      87,093,487      81,350,262
                                                      ---------------------------------------------
Income from operations                                    1,555,165       3,339,730       2,726,128

Other expenses:
  Interest expense                                       (1,864,438)     (1,944,091)     (2,214,658)
  Interest income                                                --           1,383          27,721
  Other income                                              232,565          81,879          71,552
                                                      ---------------------------------------------
                                                         (1,631,873)     (1,860,829)     (2,115,385)
                                                      ---------------------------------------------
(Loss) income before provision (benefit) for income
  taxes                                                     (76,708)      1,478,901         610,743

(Benefit) provision for income taxes                        (11,753)        606,349         349,298
                                                      ---------------------------------------------
Net (loss) income                                     $     (64,955)  $     872,552   $     261,445
                                                      =============================================

(Loss) income earnings per share:
  Basic                                               $        (.01)  $         .12   $         .04
  Diluted                                             $        (.01)  $         .12   $         .04

See accompanying notes.

PVC Container Corporation

Consolidated Statements of Stockholders' Equity

                                                            CAPITAL                     ACCUMULATED
                                    COMMON STOCK              IN                           OTHER                          TOTAL
                                 ISSUED & OUTSTANDING      EXCESS OF      RETAINED     COMPREHENSIVE     TREASURY     STOCKHOLDERS'
                                 SHARES       AMOUNT       PAR VALUE      EARNINGS         LOSS            STOCK         EQUITY
                                --------------------------------------------------------------------------------------------------
Balance, June 30, 2001          7,044,655    $  70,446    $ 3,810,981   $ 14,146,252    $ (174,562)   $              $ 17,853,117
 Comprehensive income:
  Net income                                                                 261,445                                      261,445
  Unrealized loss on interest
    rate swap, net of
    taxes of $66,476                                                                                      (99,714)        (99,714)
                                                                                                                     ------------
  Total comprehensive income                                                                                              161,731
  Repurchase of common stock       (2,262)                                                                 (4,795)         (4,795)
                                -------------------------------------------------------------------------------------------------
Balance, June 30, 2002          7,042,393       70,446      3,810,981     14,407,697      (274,276)        (4,795)     18,010,053

 Comprehensive income:
  Net income                                                                 872,552                                      872,552
  Unrealized loss on interest
    rate swap, net of
    taxes of $39,958                                                                       (46,351)                       (46,351)
                                                                                                                     ------------
 Total comprehensive income                                                                                               826,201
                                -------------------------------------------------------------------------------------------------
    Balance, June 30, 2003      7,042,393    $  70,446    $ 3,810,981   $ 15,280,249   ($  320,627)  ($     4,795)   $ 18,836,254
 Comprehensive  income:
  Net loss                                                                   (64,955)                                     (64,955)
 Unrealized gain on
 Interest Rate swap, net of                                                                203,643                        203,643
 Taxes of $141,515
                                                                                                                     ------------
 Total comprehensive income                                                                                               138,688

                                -------------------------------------------------------------------------------------------------
Balance June 30, 2004           7,042,393    $  70,446    $ 3,810,981   $ 15,215,294    $ (116,984)   $    (4,795)   $ 18,974,942
                                =================================================================================================

See accompanying notes.

PVC Container Corporation

Consolidated Statements of Cash Flows

                                                                  FISCAL YEAR ENDED JUNE 30
                                                            2004            2003            2002
                                                        --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                       $    (64,955)   $    872,552    $    261,445
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
   Depreciation and amortization                           6,263,328       6,022,207       6,431,351
   Amortization of deferred financing costs                  164,823         160,388         126,385
   Deferred income taxes                                     434,417         754,484        (893,993)
   Gain on sale of equipment                                (144,500)         (2,700)
   Loss (gain) on sale of building                           122,322                         (40,952)
   Changes in assets and liabilities:
    Accounts receivable                                   (2,502,474)       (187,528)        127,758
    Inventories                                               64,078      (1,590,738)      1,397,080
    Prepaid expenses and other current assets               (297,989)        134,221         794,063
    Other assets                                              17,697          17,696         655,956
    Accounts payable and accrued expenses                  1,772,193        (371,904)       (140,417)
    Income taxes payable                                                    (913,548)        913,548
                                                        --------------------------------------------
Net cash provided by operating activities                  5,828,940       4,895,130       9,632,224

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                      (4,610,987)     (5,761,598)     (2,729,520)
Proceeds from sale of equipment                              144,500           2,700
Proceeds from sale of building                               175,587                         112,618
                                                        --------------------------------------------
Net cash (used in)  investing activities                  (4,290,900)     (5,758,898)     (2,616,902)

CASH FLOWS FROM FINANCING ACTIVITIES
Treasury shares purchased                                                                     (4,795)
Net (payments) proceeds from revolving credit line          (594,113)      1,384,515
Proceeds from long-term debt                               2,531,818       2,772,866         576,893
Payments on indebtedness                                  (3,762,980)     (3,239,920)     (7,402,005)
Deferred financing costs                                     (20,000)        (37,761)        (30,000)
                                                        --------------------------------------------
Net cash (used in) provided by financing activities       (1,845,275)        879,700      (6,859,907)
                                                        --------------------------------------------

Net (decrease) increase in cash and cash equivalents        (307,235)         15,932         155,415
Cash and cash equivalents, beginning of year                 673,055         657,123         501,708
                                                        --------------------------------------------
Cash and cash equivalents, end of year                  $    365,820    $    673,055    $    657,123
                                                        ============================================

See accompanying notes.

                            PVC Container Corporation

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002 and 2001

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

PVC Container Corporation (the "Company") was incorporated in Delaware on June 14, 1968. The Company's major business is the manufacture and sale of a line of plastic bottles made from polyvinyl chloride (PVC) compounds, high density polyethylene resins and polyethylene terephthalate (PET). These bottles are used primarily for packaging cosmetics, toiletries, foods, household chemicals, lawn and garden supplies, and industrial chemical products. The Company produces and sells polyvinyl chloride which is used by the Company or sold to other plastic bottle manufacturers whose products compete with those produced by the Company. Our businesses are based in the United States.

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

                            PVC Container Corporation

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INTANGIBLES

Effective July 1, 2002, the Company adopted the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). Under these rules, goodwill is no longer subject to amortization but is reviewed for potential impairment upon adoption and thereafter annually or upon the occurrence of an impairment indicator. SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment, while the second phase measures the impairment. The carrying amount of the Company's goodwill is reviewed on a regular basis for any signs of an impairment. The Company determines if the carrying amount is impaired based on anticipated cash flows. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows, discounted at a rate commensurate with the associated risk. The Company completed the annual impairment test in fiscal 2004 and passed the first phase of the impairment test; therefore, no further testing was required.

The annual amortization of goodwill, which would have approximated $293,000 is no longer required in 2004 or 2003. The following table reflects unaudited adjusted results of operations of the Company giving effect to SFAS 142 as if it were adopted on July 1, 2001.

                                                  Year Ended June 30,
                                       ---------------------------------------

                                          2004           2003          2002
                                       ----------    -----------   -----------
Net (loss) income, as reported         $  (64,955)   $   872,552   $   261,445
Add back: amortization expense                 --             --       293,000
                                       ----------    -----------   -----------
Net (loss) income, as adjusted         $  (64,955)   $   872,552   $   554,445
                                       ==========    ===========   ===========
Basic and diluted net (loss) income
 per share, as adjusted

Basic                                  $     (.01)   $       .12   $       .08
Diluted                                $     (.01)   $       .12   $       .08


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

CONCENTRATION OF CREDIT RISK

The Company grants trade credit to its customers, who are primarily manufacturers of personal care products, food, household chemicals, and lawn and garden and industrial chemical products, and to bottle distributors who sell to such manufacturers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Sales and accounts receivable from customers are denominated in U.S. dollars. The Company has not experienced significant losses related to receivables from individual customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from customers' failure to make mandatory payments.

REVENUE RECOGNITION

Revenue is recognized upon shipment of the product. Sales are shown net of returns, allowances and discounts. In accordance with Emerging Issues Task Force EITF 00-10, Accounting for Shipping and Handling Fees and Costs, the Company reports amount billed to customers for shipping and handling fees as sales in the Company's Consolidated Statements of Operations. Costs incurred by the Company for shipping and handling fees are reported as cost of sales.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to expense as incurred and amounted to $323,000, $290,000 and $263,000, in 2004, 2003 and 2002,
respectively.

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

SFAS 123 requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options and warrants ("equity awards") under the fair value method of SFAS 123. The fair value of the Company's equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003 and 2002, respectively: risk-free interest rates of approximately 2.4% and 4.1%, expected volatility of 0.6 and 0.4; expected option life equal to the vesting period, and an expected dividend yield of 0.0%. No options were granted in 2004.

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

The following table illustrates the effect on net income (loss) and net income
(loss) per common shares for the three fiscal years ended June 30, 2003, as if the Company had applied the fair value method to measure stock-based compensation, required under the disclosure provision of SFAS 123:

                                               2004           2003             2002
                                               ----           ----             ----
Net (loss) income as reported               $  (64,955)    $   872,552     $   261,445
Add:  Stock based compensation
  Included in reported net income,
  (loss), net of taxes                              --              --              --
Deduct: Stock-based compensation expense
   Under fair value report, net of taxes       (26,028)         (9,225)        (45,917)
                                            ----------     -----------     -----------
Pro forma net (loss) income                    (90,983)    $   863,327     $   215,528

                            PVC Container Corporation

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income (loss) per share:
  Net income (loss) as reported:
    Basic                                   $     (.01)    $       .12     $       .04
    Diluted                                 $     (.01)    $       .12     $       .04
  Pro forma net income (loss)
    Basic                                   $     (.01)    $       .12     $       .04
    Diluted                                 $     (.01)    $       .12     $       .04

PER SHARE INFORMATION

Per share information is presented in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effect of all such securities.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company recognizes all of its derivative instruments on the balance sheets as either assets or liabilities at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, (based upon the exposure being hedged), as either a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.

For a derivative instrument that is designated and qualifies as cash flow hedge (i.e., hedges the exposure to variability on expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on a derivative instrument that is designated and qualifies as a cash flow hedge is reported as a component of other comprehensive income and reclassified into earnings in the period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, is recognized in current earnings to the extent it exceeds the cumulative change in the present value of future cash flows of the hedged item. There have been no such gains or losses recorded by the Company.

At June 30, 2004, the Company had interest-rate swap agreements, designated as cash flow hedges, that effectively convert approximately $6,008,213 of its floating-rate debt to a fixed-rate through August 2005. The interest rate swap agreements hedge the floating interest rate by reducing the impact of interest rate changes on future interest expense. The fair value of the interest-rate swap at June 30, 2004, was approximately $198,000, based upon bank valuation, and is included in the accompanying consolidated balance sheet. Losses reported in accumulated, other comprehensive loss, that are expected to be reclassified into earnings in the next twelve months total approximately $170,000 before taxes.

                            PVC Container Corporation

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 is the interpretation of Accounting Research Bulletin No. 51 Consolidated Financial Statements, which addresses consolidation by business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and became effective for the Company for periods ending after March 15, 2004, for variable interest entities in which it holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have any impact on the Company's financial position, results of operations and cash flows.

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

In December of 2003, the FASB revised Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement, as revised, retains the disclosure requirements of the original statement, which it replaces, and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The annual financial statement disclosures are effective for the Company for the fiscal year ended June 30, 2004 and have been incorporated in Note 7.

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

                            PVC Container Corporation

2.  INVENTORIES

Inventories consist of the following:

                                                    2004             2003
                                               -----------------------------
Raw materials                                  $  4,980,080     $  6,023,810
Finished goods                                    6,742,899        6,264,247
Reserves                                           (876,888)      (1,036,762)
                                               -----------------------------
                                                 10,846,091       11,251,295

Molds for resale, in production                     945,212          840,605
Supplies                                            670,360          433,841
                                               -----------------------------
Total inventories                              $ 12,461,663     $ 12,525,741
                                               =============================

3.  PROPERTIES, PLANT AND EQUIPMENT

                                                                           ESTIMATED
                                                                        USEFUL LIFE IN
                                              2004           2003            YEARS
                                          --------------------------------------------
Land                                      $    650,686   $    686,343
Building and improvements                   16,822,306     16,773,267        20-25
Machinery and equipment                     57,720,614     53,722,845         7-10
Molds                                        7,218,843      6,003,311          3-5
Office furniture and equipment               4,225,096      3,845,375         5-10
Motor vehicles                                 125,718        125,718          3-5
Leasehold improvements                          24,845         24,845           12
Construction in Progress                        31,262      1,589,124
                                          ---------------------------
                                            86,819,370     82,770,828
Less accumulated depreciation               58,209,992     52,473,453
                                          ---------------------------
                                          $ 28,609,378   $ 30,297,375
                                          ===========================

Depreciation expense and amortization expense for 2004, 2003 and 2002 were $6,262,000, $6,021,000 and $6,430,000 and $1,000, $1,000 and $294,000
respectively.

                            PVC Container Corporation

4.  ACCRUED EXPENSES

Accrued expenses at June 30 consists of:

                                                  2004            2003
                                              ---------------------------
Accrued payroll                               $   236,307     $   433,316
Accrued vacation                                  731,135         713,247
Accrued employee benefits                         535,921         737,654
Other accrued expenses                            870,125         791,691
                                              ---------------------------
                                              $ 2,373,488     $ 2,675,908
                                              ===========================

5.  LONG-TERM DEBT AND PLEDGED ASSETS

Long-term debt at June 30 consists of the following:

                                                       2004             2003
                                                   -----------------------------
Notes payable:
 South Carolina Economic Development Authority:
   Loan                                            $  3,595,765     $  3,595,955
 Pennsylvania Industrial Development Authority:
   Loan                                                 617,043          695,905
 GE Capital Public Finance:
   Equipment loans                                    1,224,080        1,575,350
   Building loan                                      3,083,305        3,300,488
 PNC Bank:
   Term notes                                         6,522,052        8,528,844
   Revolving line of credit                           8,305,291        8,899,404
 Other                                                4,659,344        3,236,208
                                                   -----------------------------
                                                     28,006,879       29,832,154
 Less current portion                                (3,929,649)      (3,351,266)
                                                   -----------------------------
                                                   $ 24,077,230     $ 26,480,888
                                                   =============================

Maturities of long-term debt are as follows: 2005-$3,929,649; 2006-$14,073,041; 2007-$2,299,565; 2008-$1,704,683; 2009-$743,998; and 2010 to 2016-$5,255,943.
Interest paid amounted to $1,871,346, $1,946,630, and $2,358,089 in 2004, 2003,
and 2002, respectively.

                            PVC Container Corporation

5.  LONG-TERM DEBT AND PLEDGED ASSETS (continued)

PNC AGREEMENT

The Company entered into a $43,750,000 senior secured credit facility with PNC Bank in August 2000. The credit facility is structured as a five-year $25,000,000 senior revolving credit facility, a five-year $12,183,000 senior term loan, a five-year $3,846,000 standby letter of credit, and a $2,000,000 capital expenditure line. At June 30, 2004, the Company was in compliance with all of the credit facility's covenants. The credit facility is secured by accounts receivable, inventories, property, plant and equipment.

The Term Notes bear interest at LIBOR plus 250 basis points and the revolving line bears interest at LIBOR plus 200 basis points. The effective interest rates of the term loan and revolver were 3.98% and 3.49%, respectively, in fiscal 2004. The Company entered into interest-rate swap agreements (Note 1) to effectively convert a portion of the floating Term Note debt interest to a fixed rate.

The $2 million capital expenditure line of credit bears interest at the prime rate. Borrowings against this line totaled approximately $.9 million at June 30, 2004.

NOTE PAYABLE - SOUTH CAROLINA ECONOMIC DEVELOPMENT AUTHORITY  ("S.C. EDA")

This note was obtained to finance the construction of the Company's South Carolina manufacturing facility and is due April 1, 2016. Prepayments may be made without penalty. This note is subject to prior mortgages in favor of the PNC Bank. The effective interest rate on this obligation was 1.1% in fiscal 2004 and 1.4% in fiscal 2003. The note is secured by property, plant and equipment.

S.C. EDA has issued tax exempt bonds to fund the debt. Should the tax exempt status of this bond issue be negated, the interest rate on this note would be retroactively adjusted. The Company has an unused letter of credit amounting to approximately $3.6 million in conjunction with this note.

NOTE PAYABLE - PENNSYLVANIA INDUSTRIAL DEVELOPMENT AUTHORITY

During fiscal year 1999, the Company obtained a $1.0 million loan from the Pennsylvania Industrial Development Authority ("PIDA") to assist in financing the construction of its Hazleton, Pennsylvania manufacturing facility. The loan is payable in 145 equal monthly installments of $8,634, with an interest rate of 3.75% and a maturity date of March 1, 2011. The loan may be prepaid in whole or in part subject to certain requirements stated in the loan agreement. The loan is secured by the property of the manufacturing facility.

                            PVC Container Corporation

5.  LONG-TERM DEBT AND PLEDGED ASSETS (continued)

GE CAPITAL PUBLIC FINANCE BUILDING AND EQUIPMENT LOANS

During fiscal year 1998, the Hazleton Area Industrial Development Authority approved $7,250,000 tax-exempt Industrial Development Bonds. The Bonds were purchased and are held by GE Capital Public Finance, Inc. to finance a loan to the Company in conjunction with the Company's Hazleton, Pennsylvania manufacturing facility. The loan is payable in 144 decreasing monthly installments at an interest rate of 5.15%, with a final lump sum payment of $1,860,530 due June 15, 2010. The loan may be prepaid in whole or in part subject to certain requirements stated in the loan agreement. The loan is secured by the property of the manufacturing facility.

During fiscal 1997, the City of Paris, Illinois approved $1,200,000 Series 1997A and $2,300,000 Series 1997B Industrial Development Revenue Bonds. The bonds were purchased and are held by GE Capital Public Finance, Inc. to finance a loan to the Company in conjunction with the Company's expansion of its Paris, Illinois manufacturing facility. The loan is payable in 120 decreasing monthly installments at an interest rate of 5.90%, with a final lump sum payment of $602,952 due April 1, 2007. The loan may be prepaid in whole or in part subject to certain requirements stated in the loan agreement. The loan is secured by the property and the equipment. The Company has unused letters of credit amounting to approximately $1.2 million in conjunction with this loan.

The bonds issued by the City of Paris to fund the debt are tax exempt. Should the tax-exempt status of these bonds be negated, the interest rate of on the related note would be retroactively adjusted.

OTHER

Other loans consist of notes payable to various banks for equipment, real estate improvements and development and expansion of the Company's manufacturing plants. The notes bear interest at rates ranging from 3% to 9.5% and are payable in monthly installments through 2011. The loans are secured by the Company's equipment, land and buildings.

The carrying amounts of the aforementioned debt agreements approximate fair value.

                            PVC Container Corporation

6.  OPERATING LEASES

Minimum rental commitments under non-cancelable operating leases are payable as follows:

YEAR            AMOUNT
------------------------
2005         $   934,197
2006           1,098,602
2007             714,364
2008             686,430
2009             577,771
Thereafter     1,465,410

Rental expense for operating leases amounted to $1,316,506 and $1,139,611, and $1,124,857 in fiscal 2004, 2003, and 2002, respectively. The executive office lease is for a term of ten years that commenced January 1, 1999 and has a rent escalation clause as follows: monthly rental is $15,500 until December 31, 2004, then $16,275 until December 31, 2006 and then $17,050 until the end of the term.

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

The pension plan assets are invested with the objective of being able to meet current and future benefit payment needs, while controlling pension expense volatility and future contributions. Plan assets are diversified between fixed income investments, cash and U.S. equities. The strategic target allocation is 100% fixed income investments. The weighted-average asset allocation for our pension plans at June 30, 2004, 2003 and 2002 was 100% for fixed income securities.

The following table sets forth the plan's funded status and the amount recognized in the Company's consolidated balance sheet:

                            PVC Container Corporation

7.  PENSION PLAN (continued)

                                                                          JUNE 30
                                                                   2004             2003
                                                               ----------------------------
Change in benefit obligation:
  Benefit obligation at beginning of year                      $ 1,002,864      $   933,277
  Service cost                                                       6,788            8,298
  Interest cost                                                     62,765           70,492
  Actuarial loss (gain)                                            (52,888)          22,018
  Benefits paid                                                     42,172          (31,221)
                                                               ----------------------------
  Benefit obligation at end of year                            $   977,357      $ 1,002,864
                                                               ============================

Change in plan assets:
  Fair value of plan assets at beginning of year               $ 1,025,551      $ 1,017,742
  Actual return on plan assets                                      52,600           39,030
  Expenses                                                         (17,126)              --
  Benefits paid, including expenses                                (42,172)         (31,221)
                                                               ----------------------------
Fair value of plan assets at end of year                       $ 1,018,852      $ 1,025,551
                                                               ============================

Funded status                                                  $    41,495      $    22,687
  Unrecognized net actuarial gain                                  279,785          292,328
  Unrecognized prior service cost                                   10,055           11,730
  Unrecognized transition obligation                                12,069           15,087
                                                               ----------------------------
 Prepaid Pension asset                                         $   343,404      $   341,832
                                                               ============================

Weighted-average assumptions at year-end:
  Interest rate used to calculate Net Periodic Pension Cost           6.75%            7.51%
  Interest rate used to calculate year end disclosure
   information                                                        6.75%            7.51%
  Expected return on plan assets                                      8.50%            8.50%
  Rate of compensation increase                                       0.00%            0.00%
Components of net periodic benefit cost:
  Service cost                                                 $     6,788      $     8,299
  Interest cost                                                     62,765           70,492
  Expected return on plan assets                                   (85,461)         (85,199)
  Amortization of transition obligation                              3,018            3,018
  Amortization of prior service cost                                 1,675            1,675
  Recognized net actuarial loss                                      9,642           10,872
                                                               ----------------------------
Net periodic benefit cost                                      $    (1,573)     $     9,157
                                                               ============================

                            PVC Container Corporation

7.  PENSION PLAN (continued)

Projection of benefits paid by the plan for next ten fiscal years

           Fiscal Years                Projected Benefits
               2005                         $  41,732
               2006                         $  40,857
               2007                         $  40,904
               2008                         $  40,900
               2009                         $  43,687

Sum of Fiscal Years 2010 thru 2014          $ 276,257

Contributions for the fiscal year beginning July 1, 2004 are not available until the next valuation date is completed. In the meantime, a reasonable projection of the minimum contribution for the fiscal year beginning July 1, 2004 would be $8,662.

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. The measurement date for our pension plan is June 30 of each year.

The Company maintains a voluntary salary reduction 40l(k) plan covering all non-union and union employees with more than one year of service. Eligible employees may elect to contribute up to 15% of their salaries on a pre-tax basis and an additional 10% of their salaries on an after-tax basis up to ERISA's maximum annual level. The Company contributes 25% on the first 6% of the union and non-union employees' pre-tax contribution. The Company may make additional discretionary contributions to the plan based on earnings. The Company contributed $136,894, $143,716 and $136,340 in 2004, 2003, and 2002,
respectively.

8.  COMMON STOCK AND STOCK OPTIONS

In 1997, the Company's Board of Directors approved and ratified an incentive stock option plan to enable the Company to grant options to purchase up to 600,000 shares of the Company's common stock through the plan's expiration on January 16, 2007. This plan conforms to the requirements of Rule 16b-3 of the Securities Exchange Act of 1934. The options granted vest at the rate of 25% per year. All options have been granted at fair market value.

                            PVC Container Corporation

8.  COMMON STOCK AND STOCK OPTIONS (continued)

A summary of stock option activity follows:

                                                        WEIGHTED-
                                                         AVERAGE
                                                        EXERCISE
                                             OPTIONS      PRICE
                                             --------------------
Outstanding at June 30, 2001                 368,800     $   4.46
  Granted                                    191,000         2.82
  Forfeited                                  (15,000)        4.96
  Exercised                                       --           --
                                             --------------------
Outstanding at June 30, 2002                 544,800         4.10
  Granted                                     10,000         1.55
  Forfeited                                  (60,000)        3.69
  Exercised
Outstanding at June 30, 2003                 494,800         4.07
  Granted                                         --           --
  Forfeited                                       --           --
  Exercised                                       --           --
                                             --------------------
Outstanding at June 30, 2004                 494,800     $   4.07
                                             ====================
Exercisable at June 30, 2001                 325,550     $   4.74
                                             ====================

Exercisable at June 30, 2002                 415,300     $   4.50
                                             ====================

Exercisable at June 30, 2003                 423,050     $   4.37
                                             ====================

Exercisable at June 30, 2004                 467,050     $   4.22
                                             ====================

Exercise prices for options outstanding as of June 30, 2004, ranged from $1.55 to $6.38 per share. The weighted average remaining contractual life of these options is 7 years.

                            PVC Container Corporation

9.  INCOME TAXES

The provision (benefit) for income taxes consists of:

                                         2004            2003            2002
                                     -------------------------------------------
Current:
  Federal                            $  (345,780)    $   746,934     $   897,168
  State                                 (100,390)        220,186         274,947
                                     -------------------------------------------
                                        (446,170)        967,120       1,172,115
Deferred:
  Federal                                336,677        (277,794)       (637,683)
  State                                   97,740         (82,977)       (185,134)
                                     -------------------------------------------
                                         434,417        (360,771)       (822,817)
                                     -------------------------------------------
Total provision (benefit)            $   (11,753)    $   606,349     $   349,298
                                     ===========================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30 are as follows:

                                                    2004           2003
                                                --------------------------
Deferred tax liabilities:
   Long-lived assets and other                  $ 2,628,292    $ 2,423,711
                                                --------------------------
Total deferred tax liabilities                  $ 2,628,292    $ 2,423,711

Deferred tax assets:
   Bad debt reserves                                301,766        359,793
   Inventory reserves                               350,755        414,704
   Accrued liabilities and other                    634,282        883,657
                                                --------------------------
Total deferred tax assets                         1,286,803      1,658,154
                                                --------------------------
Net deferred tax liabilities                    $ 1,341,489    $   765,557
                                                ==========================

A reconciliation of the income tax provision and the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

                                                               2004     2003      2002
                                                               -----------------------
Federal tax at statutory rate                                  (34%)     34%       34%
Effect of:
 State income taxes, net of federal income tax benefit          (1)       6         9
 Goodwill amortization                                           0        0        16
 Meals and entertainment and other permanent differences        20       (1)       (2)
                                                               ----------------------
Effective income tax rate                                      (15%)     41%       57%
                                                               ======================

The change in the effective tax rate from 2003 to 2004 is primarily attributable to the decrease in pre tax income, while the amount of meals and entertainment and other permanent differences remain consistent from year to year.

                            PVC Container Corporation

9.  INCOME TAXES (continued)

Income taxes paid amounted to $334,779, $1,246,078, and $244,000, in fiscal 2004, 2003, and 2002, respectively.

10.  EARNINGS PER SHARE

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the years ended June 30, 2004, 2003, and 2002. Income available to common stockholders for both basic and diluted earnings per share is the same as net income presented in the statements of income for the years ended June 30, 2004, 2003, and 2002.

                                                        2004            2003            2002
                                                     -----------------------------------------
Weighted-average shares for basic earnings
  per share                                          7,042,393       7,042,393       7,044,379
Effect of dilutive securities:
  Employee stock options                                    --           1,092              --
                                                     -----------------------------------------
Adjusted weighted-average shares for diluted
  earnings per share                                 7,042,393       7,043,485       7,044,379
                                                     =========================================

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

The reportable segments are managed separately because they use different manufacturing processes and serve different markets. The Company evaluates each segment's performance based on profit or loss from operations after income taxes. The accounting policies for the reportable segments are the same as those for the Company (described in Note 1). Intersegment sales and transfers are recorded at market prices. Information on segments and a reconciliation to a consolidated total are as follows:

                            PVC Container Corporation

11.  SEGMENTS (continued)

                                               2004             2003             2002
                                           ----------------------------------------------
Net revenues:
   Compound total                          $ 22,305,864     $ 20,851,641     $ 21,261,456
   Intersegment revenue - Compound           (6,723,968)      (6,466,334)      (5,971,921)
                                           ----------------------------------------------
   Revenues from
    External customers - compound          $ 15,581,896     $ 14,385,307     $ 15,289,535
   Plastic Containers                        82,164,615       76,047,910       68,786,855
                                           ----------------------------------------------
Total consolidated net revenues            $ 97,746,511     $ 90,433,217     $ 84,076,390
                                           ==============================================

Depreciation and amortization expense:
   Compound                                $    433,770     $    383,044     $    367,316
   Plastic Containers                         5,829,558        5,639,163        6,064,035
                                           ----------------------------------------------
Total consolidated depreciation and
  amortization expense                     $  6,263,328     $  6,022,207     $  6,431,351
                                           ==============================================

Interest expense:
   Compound                                $     92,259     $     85,618     $    107,055
   Plastic Containers                         1,772,179        1,858,473        2,107,603
                                           ----------------------------------------------
Total consolidated interest expense        $  1,864,438     $  1,944,091     $  2,214,658
                                           ==============================================

Net income (loss):
   Compound                                $    651,759     $    510,949     $    905,606
   Plastic Containers                          (716,714)         361,603         (644,161)
                                           ----------------------------------------------
Total consolidated net (loss) income       $    (64,955)    $    872,552     $    261,445
                                           ==============================================

Total assets:
   Compound                                $  6,058,541     $  5,933,014     $  6,612,289
   Plastic Containers                        56,330,680       56,511,177       54,642,771
                                           ----------------------------------------------
Total consolidated assets                  $ 62,389,221     $ 62,444,191     $ 61,255,060
                                           ==============================================

Capital expenditures:
   Compound                                $    675,446     $    321,358     $    190,708
   Plastic Containers                         3,935,541        5,440,240        2,538,812
                                           ----------------------------------------------
Total consolidated capital expenditures    $  4,610,987     $  5,761,598     $  2,729,520
                                           ==============================================

                            PVC Container Corporation

12.  QUARTERLY FINANCIAL DATA

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present selected financial data by quarter for the years ended June 30, 2004, and 2003:

                                             FIRST           SECOND            THIRD          FOURTH
                                            QUARTER          QUARTER          QUARTER         QUARTER
                                         --------------------------------------------------------------
2004
Net sales                                $ 21,229,348     $ 20,661,549     $ 26,954,948    $ 28,900,666
Cost of goods sold (exclusive of
  depreciation and amortization)           16,963,730       16,717,401       21,414,791      23,662,013
Selling, general and administrative
  expenses                                  2,436,857        2,325,758        2,811,758       3,120,033
Depreciation and amortization               1,514,336        1,583,150        1,630,441       1,535,401
Provision for restructuring and other
  Exit activities                             116,271          160,214          185,505          13,687
Net (loss) earnings                          (171,146)        (276,881)         313,392          69,680
(Loss) earnings per share of common
  stock:
    Basic:
       Net (loss) earnings               $      (0.02)    $      (0.04)    $       0.04    $       0.01
    Diluted:
       Net (loss) earnings               $      (0.02)    $      (0.04)    $       0.04    $       0.01

2003
Net sales                                $ 21,336,996     $ 20,984,155     $ 23,942,055    $ 24,170,011
Cost of goods sold (exclusive of
  depreciation and amortization)           17,543,569       16,490,927       18,324,270      19,097,831
Selling, general and administrative
  expenses                                  2,277,619        2,342,921        2,589,589       2,404,554
Depreciation and amortization               1,461,242        1,490,371        1,494,152       1,576,442
Net (loss) earnings                          (201,425)         102,826          617,706         353,445
(Loss) earnings per share of common
  stock:
    Basic:
       Net (loss) earnings               $      (0.03)    $        .01     $       0.09    $       0.05
    Diluted:
       Net (loss) earnings               $      (0.03)    $        .01     $       0.09    $       0.05

13.  PROVISION FOR RESTRUCTURING AND OTHER EXIT ACTIVITIES

In 2004, the Company recorded charges for restructuring and other exit activities of $475,000, which is reflected in the plastic container segment. During the quarter ended September 30, 2003, the Company decided to transfer a majority of the personnel and most of the equipment at its Marpac Industries subsidiary located in Kingston, NY to its Philmont, NY plant. The Kingston facility was converted to a warehouse. The workforce reduction included 48 employees of which 19 were direct labor, 27 indirect labor and 2 administrative. During 2004, the Company recorded restructuring

                            PVC Container Corporation

13.  PROVISION FOR RESTRUCTURING AND OTHER EXIT ACTIVITIES (continued)

charges of $229,000 related to severance and other personnel related costs and $124,000 for equipment relocation and other transfer costs. As of June 30, 2004, $353,000 has been incurred and paid. The plastic container segment experienced manufacturing inefficiencies related to the move. These additional costs are reflected in cost of good sold.

Certain facilities, previously classified as net assets held for disposition, were sold in April 2004 for an amount less than carrying value. The Company recorded a loss of $122,322 on the sale of the assets in provision for restructuring and other exit activities.

14.  SUBSEQUENT EVENT

On September 2, 2004, Phillip L. Friedman announced his resignation as President and Chief Executive Officer of the Company and will be assuming the role of Chairman of the Company's Board of Directors. As severance compensation, the Company shall pay Mr. Friedman an amount equal to $710,000. This agreement provides for other benefits to be provided subsequent to December 31, 2004. William J. Bergen will be assuming the titles of President and Chief Executive Officer and will serve as a Director. Mr. Bergen served as Vice President and General Manager for the Plastics Americas Business Unit of Alcan Inc., a provider of aluminum and packaging products, from 2003 to August 2004.

PVC Container Corporation

Schedule II - Valuation and Qualifying Accounts

COLUMN A                       COLUMN B                   COLUMN C                COLUMN D       COLUMN E
---------------------------------------------------------------------------------------------------------
                                                         ADDITIONS
                                                ----------------------------
                                                                    CHARGED          AMOUNT
                                 BALANCE           CHARGED             TO           WRITTEN        BALANCE
                                BEGINNING         TO COSTS           OTHER            OFF            END
                                   OF                AND           ACCOUNTS         AGAINST          OF
DESCRIPTION                       YEAR            EXPENSES        (DESCRIBED)       RESERVE         YEAR
-----------------------------------------------------------------------------------------------------------
Valuation accounts deducted
from assets to which they
apply:

June 30, 2004
  Accounts receivable          $   999,000       $  356,000       $ 277,000*      $   945,000    $  687,000
  Inventory                      1,037,000        1,019,207              --         1,179,207       877,000

June 30, 2003:
  Accounts receivable              970,000          137,000                           108,000       999,000
  Inventory                      1,155,000          412,000                           530,000     1,037,000

June 30, 2002:
  Accounts receivable            2,012,000          874,000                         1,916,000       970,000
  Inventory                        710,000        1,137,000                           692,000     1,155,000

* Charges to revenues to accrue for customer returns and allowances.