Form 10-Q
period 2004-09-30
PVC CONTAINER CORP
filed 2004-11-15
CIK 81288

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

           For the quarterly period ended September 30, 2004

           ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

           For the transition period from ______________
                         to ____________________

                         COMMISSION FILE NUMBER 0-08791

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

               2 Industrial Way West, Eatontown, New Jersey 07724
              ----------------------------------------------------
              (Address of principal executive offices and zip code)

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

                                                          Yes   ( )   No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                Outstanding at November 15, 2004
---------------------                        --------------------------------
Common $.01 par value                                7,042,393 shares

                                    CONTENTS

                                                                                                PAGE
                                                                                                 NO.
                                                                                                ----
PART I.  FINANCIAL INFORMATION
         Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - September 30, 2004 and June 30, 2004                         3
         (Unaudited)

         Consolidated Statements of Operations - Three Months Ended September 30, 2004 and
            2003 (Unaudited)                                                                        4

         Consolidated Statements of Cash Flows - Three Months Ended
            September 30, 2004 and 2003 (Unaudited)                                                 5

         Notes to Consolidated Financial Statements                                              6-12

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                          13-17

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk                        18

         Item 4.  Controls and Procedures                                                          18

PART II. OTHER INFORMATION

         Item 6.  Exhibits                                                                         19

         Signatures                                                                                20

         Exhibits                                                                               21-23

Part I Financial Information
Item 1: Consolidated Financial Statements

                           PVC Container Corporation

                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                         SEPTEMBER         JUNE
                                                                          30, 2004       30, 2004
                                                                        ------------   ------------
ASSETS
Current assets:
 Cash and cash equivalents                                              $    112,421   $    365,820
 Accounts receivable, net                                                 12,352,635     14,901,390
 Inventories                                                              14,272,661     12,461,663
 Prepaid expenses and other current assets                                 2,336,145      1,291,177
 Deferred income taxes                                                     1,217,972      1,286,803
                                                                        ------------   ------------
Total current assets                                                      30,291,834     30,306,853

Properties, plant and equipment at cost, net                              27,743,982     28,609,378
Goodwill, net of accumulated amortization                                  3,296,298      3,296,298
Other assets                                                                 148,155        176,692
                                                                        ------------   ------------
                                                                        $ 61,480,269   $ 62,389,221
                                                                        ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                       $  9,693,184   $ 10,207,342
 Accrued expenses                                                          2,627,832      2,373,488
 Current portion of long-term debt                                         3,925,760      3,929,649
                                                                        ------------   ------------
Total current liabilities                                                 16,246,776     16,510,479

Long-term debt                                                            24,181,110     24,077,230
Interest rate swap                                                           153,993        198,278
Deferred income taxes                                                      2,694,223      2,628,292
Other liabilities                                                            100,000              -

Stockholders' equity:
 Preferred stock, par value $1.00, authorized 1,000,000 shares, none
 issued                                                                           --             --
 Common stock, par value $.01, authorized 10,000,000 shares, 7,044,655
 shares issued and outstanding as of September 30, 2004 and 2003.             70,446         70,446
 Capital in excess of par value                                            3,810,981      3,810,981
 Retained earnings                                                        14,318,391     15,215,294
 Accumulated other comprehensive loss                                        (90,856)      (116,984)
 Treasury stock, at cost (2,262 shares at September 30,
 2004 and June 30, 2004)                                                      (4,795)        (4,795)
                                                                        ------------   ------------
Total stockholders' equity                                                18,104,167     18,974,942
                                                                        ------------   ------------
                                                                        $ 61,480,269   $ 62,389,221
                                                                        ============   ============

See accompanying notes.

                            PVC Container Corporation

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     THREE MONTHS ENDED
                                                         SEPTEMBER 30
                                                 ---------------------------
                                                     2004           2003
                                                 ------------   ------------
Net sales                                        $ 23,664,848   $ 21,229,348

Cost and expenses:
   Cost of goods sold (exclusive of
     depreciation and amortization expense shown
     separately below)                             20,151,314     16,963,730
   Selling, general and administrative expenses     3,214,420      2,436,857
   Depreciation and amortization                    1,399,969      1,514,336
   Provision for restructuring And other exit
     activities                                             -        116,271
                                                 ------------   ------------
                                                   24,765,703     21,031,194

(Loss) Income from operations                      (1,100,855)       198,154

Other income (expense):
   Interest expense                                  (428,047)      (488,232)
   Other income                                        41,500              -

                                                 ------------   ------------
                                                     (386,547)      (488,232)
                                                 ------------   ------------
Loss before benefit for income taxes               (1,487,402)      (290,078)

Benefit for income taxes                              590,499        118,932
                                                 ------------   ------------
Net Loss                                         $   (896,903)      (171,146)
                                                 ============   ============

Loss per share (basic and diluted)              ($       0.13) ($       0.02)
                                                 ============   ============

See accompanying notes.

                            PVC Container Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30
                                                                        2004         2003
                                                                    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                            $  (896,903)  $  (171,146)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization                                    1,399,969     1,514,336
     Amortization of deferred financing costs                            24,113        44,125
     Deferred income taxes                                              116,607
     Gain on sale of equipment                                          (41,500)           --
     Changes in assets and liabilities:
       Accounts receivable, net                                       2,548,755     1,129,443
       Inventories                                                   (1,810,998)     (717,872)
       Prepaid expenses and other current assets                     (1,044,968)     (590,621)
       Other assets                                                       4,424         4,428
       Accounts payable and accrued expenses                           (159,814)     (483,220)
                                                                    -----------   -----------
Net cash provided by operating activities                               139,685       729,473

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                   (534,575)   (2,007,256)
Proceeds from sale of equipment                                          41,500            --
                                                                    -----------   -----------
Net cash used in investing activities                                  (493,075)   (2,007,256)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit line                                 775,637       434,624
Proceeds from long-term debt                                            331,117     1,519,670
Payments of long-term debt                                           (1,006,763)     (845,877)
Deferred financing costs                                                      -       (20,000)
                                                                    -----------   -----------
Net cash provided by financing activities                                99,991     1,088,417
                                                                    -----------   -----------

Net decrease in cash and cash equivalents                              (253,399)     (189,366)
Cash and cash equivalents at beginning of period                        365,820       673,055
                                                                    -----------   -----------
Cash and cash equivalents at end of period                          $   112,421   $   483,689
                                                                    ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                       $   429,045   $   488,916
                                                                    ===========   ===========

Income taxes paid                                                   $    10,825   $   250,825
                                                                    ===========   ===========

See accompanying notes.

Note 1 Description of Business

      General

      PVC Container Corporation (the "Company") was incorporated in Delaware in 1968. The Company's major business activity is manufacturing and selling a line of plastic bottles made from polyvinyl chloride ("PVC") compounds, high-density polyethylene ("HDPE"), and polyethylene terephthalate ("PET") resins. The Company sells these bottles through Novapak Corporation, which is a wholly-owned subsidiary. Another wholly-owned subsidiary, Airopak Corporation, produces bottles that are fluorinated to improve the chemical resistance and barrier properties. The Company's products are used primarily to package cosmetics, toiletries, foods, household chemicals, and lawn and garden and industrial chemical products.

      The Company produces and sells PVC compounds through its wholly-owned subsidiary, Novatec Plastics Corporation, Inc. These compounds are used by the Company or sold to other plastic bottle manufacturers whose products compete with those the Company produces.

      During the last several years, the Company has endeavored to diversify its PVC compound business. The Company has developed and begun to sell several categories of specialty PVC compounds for non-bottle applications, including extruded profiles and accessories, furniture, molding and other indoor fixtures, and a variety of injection molded electrical and electronic housings.

Note 2 Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2004, and the results of operations and cash flows for the three-month periods ended September 30, 2004 and 2003.

      The accompanying consolidated financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries, Novapac Corporation, Novatec Plastics Corporation, Marpac Industries, Inc., Airopak Corporation, and PVC Container International Sales Corporation, a foreign sales company incorporated in the U.S. Virgin Islands . All inter-company accounts have been eliminated.While the Company believes the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2004.

      Diluted earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. The weighted average number of shares of common stock used in computing basic and diluted loss per share were as follows:

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30
                                                                       2004           2003
                                                                    -----------   -----------
Weighed average common shares outstanding used to calculate
 basic earnings (loss) per share                                     7,042,393     7,042,393

Net effect of dilutive securities based upon the treasury
 stock method using an average market price                                 --            --

Weighed average common and dilutive securities outstanding
 used to calculate diluted earnings (loss) per share                 7,042,393     7,042,393
                                                                     ---------     ---------

      The Company has excluded all outstanding stock options because they would have had an anti-dilutive effect.

Note 3 Stock-Based Compensation

      As permitted by SFAS 123, the Company has elected to follow the intrinsic value method under Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock option plans. Pursuant to APB 25, the Company does not recognize compensation expense at the time an option is granted as long as the exercise price of the option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of grant.

      As required by the disclosure provisions of SFAS 123, the following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value method to measure stock-based compensation.:

                                       THREE MONTHS ENDED
                                          SEPTEMBER 30
                                        2004          2003
                                    -----------   -----------
Net loss, as reported               $  (896,903)  $  (171,146)
Add: Stock-based compensation
  included in reported net loss, net
  of tax                                     --            --
Deduct: Stock-based compensation
expense under fair value
reporting, net of tax                     7,077        (6,507)

Pro forma net loss                  $  (889,826)  $  (177,653)
                                    ===========   ===========
Loss per share:
  Net loss, as reported:
   Basic                            $    .(0.13)  $     (0.02)
   Diluted                          $     (0.13)  $     (0.02)
  Pro forma net loss:
   Basic                            $     (0.13)  $     (0.03)
   Diluted                          $     (0.13)  $     (0.03)

Note 4 Impact of Recently Issued Accounting Standards

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 is the interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," which addresses consolidation by business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003, and became effective for the Company in the quarter ended March 31, 2004, for variable interest entities in which the Company has held a variable interest since before February 1, 2003. The adoption of FIN 46 did not have any impact on the Company's financial position, results of operations, or cash flows.

      In December 2003, the FASB revised Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement, as revised, retains the disclosure requirements of the original, and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of denied benefit pension plans and other defined benefit postretirement plans. The interim period disclosures required by the Statement were effective for the Company for the quarter ended March 31, 2004, and have been incorporated in Note 10. The annual financial statement disclosures were effective for the Company for the fiscal year ended June 30, 2004.

Note 5 Inventories consist of:

                                     SEPTEMBER       JUNE
                                      30, 2004     30, 2004
                                    -----------   -----------
Raw materials                       $ 5,293,586   $ 4,980,080
Finished goods                        8,049,359     6,742,899
Reserves                               (927,420)     (876,888)
                                    -----------   -----------
Total FIFO inventories               12,415,525    10,846,091

Molds for resale, in production       1,134,588       945,212
Supplies                                722,548       670,360
                                    -----------   -----------
                                    $14,272,661   $12,461,663
                                    ===========   ===========

Note 6 PNC Bank Agreement

      The Company entered into a $43,750,000 senior secured credit facility ("PNC Bank Agreement") with PNC Bank in August 2000. The PNC Bank Agreement created a five year, $25,000,000 senior revolving credit facility; a five year, $12,183,000 senior term loan; a five year, $4,192,000 standby letter of credit; and a $2,000,000 capital expenditure line. In November 2004, the Company amended the PNC Bank Agreement to extend the maturity of the credit facility, senior term loan, standby letter of credit and capital expenditure line to 2007. See Note 12. At September 30, 2004, the Company was in compliance with the annual minimum equity and fixed charge coverage covenants in the PNC Bank Agreement.

      The term loan bears interest at LIBOR plus 275 basis points; the revolving credit facility bears interest at LIBOR plus 225 basis points. The Company entered into interest-rate swap agreements to effectively convert a portion of the floating term loan debt interest to a fixed rate. The $2 million capital expenditure line of credit bears interest at LIBOR plus 275 basis points. Borrowings under the PNC Bank Agreement totaled approximately $15.1 million at September 30, 2004.

Note 7 Segments

      The Company has two reportable segments identified by product type:
      Plastic Containers and Compound. The Plastic Containers segment manufactures custom designed PET, HDPE, and PVC containers mainly for cosmetics, toiletries, foods, household chemicals, and lawn and garden and industrial chemical products. The Compound segment manufactures PVC compound for use by the Company and sale to external customers.

      The reportable segments are managed separately because they use different manufacturing processes and operate in different strategic markets. The Company evaluates each segment's performance based on net income (loss). The accounting policies for the reportable segments are the same as those for the Company. Inter-segment sales and transfers are recorded at market prices.

      Information on segments and a reconciliation to consolidated totals are as follows:

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30
                                              ------------   ------------
                                                 2004            2003
                                              ------------   ------------
Net revenues:
  Company total                               $  5,405,652   $  5,191,125
  Intersegment revenue - Compound               (1,418,964)    (1,528,975)
                                              ------------   ------------
  Revenues from external customers Compound      3,986,688      3,662,150
  Plastic containers                            19,678,160     17,567,198
                                              ------------   ------------
Total consolidated net revenues               $ 23,664,848   $ 21,229,348
                                              ============   ============

Net (loss) income
  Compound                                    $    (35,030)  $    201,467
  Plastic containers                              (861,873)      (372,613)
                                              ------------   ------------
Total consolidated net loss                   $   (896,903)  $   (171,146)
                                              ============   ============

Total assets:                                 SEPTEMBER 30,2004   June 30,2004
                                              -----------------   ------------
  Compound                                      $  5,477,985      $  6,058,541
  Plastic containers                              56,002,284        56,330,680
                                                ------------      ------------
Total consolidated assets                       $ 61,480,269      $ 62,389,221
                                                ============      ============

Note 8 Comprehensive Income (Loss)

      The following table sets forth comprehensive income (loss) for the three month periods ended September 30, 2004 and 2003:

                                   THREE MONTHS ENDED
                                      SEPTEMBER 30
                                  --------------------
                                    2004       2003
                                  ---------  ---------
Net loss                          $(896,903) $(171,146)
Unrealized gain on interest rate
 swap, net of taxes                  26,128     53,411
                                  ---------  ---------
Comprehensive loss                $(870,775) $(117,735)
                                  =========  =========

Note 9 Provision for Restructuring

      The Company recorded a $116,000 pre-tax charge for restructuring during the quarter ended September 30, 2003. The restructuring involved the transfer of most of the personnel and equipment from the Kingston, New York facility to the Philmont, New York plant and conversion of the Kingston facility to a warehouse. This restructuring was completed during the fiscal year ended June 30, 2004.

Note 10 Pension

      The following table presents the components of net periodic benefit cost for pension benefits for the three-month period ended September 30:

                                   THREE MONTHS ENDED
                                      SEPTEMBER 30
                                   -------------------
                                     2004       2003
                                   --------   --------
Pension benefits
Service cost with interest to the
  end of the quarter               $  2,409   $  1,625
Interest cost                        14,981     15,610
Expected return on plan assets      (21,051)   (21,102)
Amortization of transition
 obligation (asset)                     761        759
Amortization of prior service
 cost (gain)                            422        421
Amortization of experience loss
 (gain)                               1,954      2,424
                                   --------   --------
Net periodic benefits cost         $   (524)  $   (263)
                                   ========   ========

      The Company did not make any contributions during the three months ended September 30, 2004.

Note 11 Other

      The Company has entered into a contract with a regional realtor to sell its Kingston, New York facility at an amount that in management's opinion is expected to exceed the fair value of the property. Management believes this property will be sold in the second half of fiscal 2005.

      The Company recorded a charge of $100,000 related to lifetime medical benefits for the retiring Chief Executive Officer and his spouse under the terms of his severance agreement.

      The Company recorded executive severance costs of $178,000 in the current quarter. An equal amount will be recorded in each of the next three fiscal quarters to coincide with the required service period as per the severance agreement.

      The charges relating to lifetime medical benefits and executive severance costs are reflected in sales, general and administrative expenses.

      Actuary and liability balances related to the severance related charges for the three months ended September 30, 2004 were as follows:

                                                  Charged to
                                                  Costs and
                               June 30, 2004      Expenses       Sept.30, 2004
Severance                       $      -0-        $177,500          $177,500
Lifetime medical                $      -0-        $100,000          $100,000
                                ----------        --------          --------
                                $      -0-        $277,500          $277,500

Note 12 Subsequent Event

      In November 2004, the Company extended the PNC Bank Agreement described in
      Note 6, which was scheduled to mature in 2005. The terms and conditions are substantially the same as the original agreement. As of the date the Company entered into the agreement to extend the PNC Bank Agreement, the total senior secured credit facility approximated $28,500.00.

                            PVC CONTAINER CORPORATION

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information and analysis of our results of operations for the thirteen weeks ended September 30, 2004, and the thirteen weeks ended September 30, 2003, and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our consolidated financial statements included elsewhere in this report.

OVERVIEW

PVC Container Corporation is a major producer of plastic containers for the packaging industry. We operate several wholly-owned subsidiaries that manufacture and sell general line plastic bottles and specialty plastic containers and supply PVC compounds and specialty plastic alloys in the United States. Our plastic bottles are sold primarily to manufacturers and distributors of personal care products, food, household chemicals, and lawn and garden and industrial chemical products. PVC compounds are used internally or sold to other plastic manufacturers.

CRITICAL ACCOUNTING POLICIES

Several of our accounting policies involve significant judgments and uncertainties. The policies with the greatest potential effect on our results of operations and financial position include the estimated collectability of accounts receivable, the recovery value of obsolete or overstocked inventory, and impairment analysis of long-lived assets and goodwill. For impairment analysis, we measure the present value of future cash flows against the carrying value of the long-lived asset. For accounts receivable, we estimate the net collectibiliti, considering both historical and anticipated trends of trade discounts and allowances and the possibility of non-collection due to the financial position of our customers. For inventory, we estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of those goods to the recovery value expected to be realized through off-price channels. Historically, actual results in these areas have not been materially different than our estimates, and we do not anticipate that our estimates and assumptions are likely to materially change in the future. However, if we incorrectly anticipate trends or unexpected events occur, our results of operations could be materially affected.

OPERATING PERFORMANCE

In the discussion of the Company's result of operations that follows, the Company presents EBITDA, which it defines as earnings before interest, taxes, depreciation and amortization. The Company believes that the presentation of EBITDA provides useful information to investors because management uses EBITDA to assess our operating performance. Additionally, management believes that EBITDA is a measurement widely used in the Company's industry and accordingly provides this information to allow investors to analyze our performance relative to its competitors. However, EBITDA is not a measurement of operating performance computed in accordance with generally accepted accounting principles and this measure should not be considered in isolation or as a substitute for any measure of performance as determined in accordance with generally accepted accounting principles. EBITDA may not be comparable to similarly titled measures of other companies. The following table provides a reconciliation from net loss to EBITDA.

                                       THREE MONTHS ENDED
                                          SEPTEMBER 30
                                     ----------------------
                                        2004        2003
                                     ----------  ----------
Net loss as reported                 $ (896,903) $ (171,146)
Add back:
     (Benefit) for income
     taxes                             (590,499)   (118,932)
     Interest Expense (net)             428,047     488,232
     Depreciation & Amortization      1,399,969   1,514,336
                                     ----------  ----------
EBITDA                               $  340,614  $1,712,490
                                     ==========  ==========

RESULTS OF OPERATIONS

Net sales for the three-month period ended September 30, 2004, increased by 11.5% to $23,665,000, compared to $21,229,000 for the three-month period ended September 30, 2003. The increase in revenue reflects an increase in revenue in both our plastic bottle and compound segments.

The increase in the plastic bottle segment reflected a 9.7% growth in our general line HDPE and PVC extrusion blow bottle sales, along with a 14.9% growth in PET bottle sales resulting from our continued innovations and related new products in PET blow molding technology. In addition, our fluorinated specialty bottle business had strong growth of 13.1% in sales volume compared to the same period last year. The sales increase was also partially driven by higher average selling prices resulting from the pass through of high raw material costs.

Our plastic compound segment experienced an increase of 8.8% in sales volume from the same period last year due to overall stronger demand for rigid PVC compounds during this period. The sales increase was also partially driven by higher average selling prices resulting from the pass through of high raw material costs.

Cost of goods sold for the three months ended September 30, 2004, was $20,151,000, or 85.2% of net sales, as compared to $16,964,000, or 79.9% of net sales, for the three months ended September 30, 2003. This increase in cost of goods sold was caused primarily by increased raw material and energy costs, along with unabsorbed direct labor and factory overhead costs. With the expected continuation of raw material costs increases, we are increasing our focus on cost containment, mitigating the cost increases with our strategic sourcing initiative, reducing our manufacturing overhead, improved manufacturing yields, and improving our ability to pass on material price increases to our customers.

Selling, general and administrative ("SG&A") expenses were $3,214,000 or 13.6% of net sales for the three month period ended September 30, 2004, as compared to $2,437,000 or 11.5% of net sales compared to the same period a year ago. This increase is mainly attributed to increased consulting fees related to operational improvements, executive severance agreements and executive recruitment costs. We are analyzing several potential initiatives targeted at reducing our SG&A expenses as a percentage of sales.

Depreciation and amortization expenses decreased to $1,400,000 for the three-month period ended September 30, 2004, compared to $1,514,000 for the three months ended September 30, 2003. The primary cause for this reduction during the quarter ended September 30, 2004 is the effect of certain manufacturing and computer assets becoming fully depreciated in the current fiscal year.

Net loss from operations was $1,101,000, or 4.7% of net sales, for the quarter ended September 30, 2004, compared to net income from operations of $198,000, or 0.09% of net sales, for the same quarter a year ago due to the increased costs and expenses discussed above.

EBITDA decreased to approximately $341,000 for the three-month period ended September 30, 2004, compared to $1,712,000 for the three months ended September 30, 2003. This decrease was the result of higher raw material costs in the Company's plastic container segments, unabsorbed direct labor and factory overhead costs, professional fees incurred in connection with implementing operational improvements, and severance and executive procurement costs.

Net interest expense decreased $60,000 to $428,000 during the three months ended September 30, 2004, as compared to $488,000 for the three months ended September 30, 2003. This net decrease is mainly attributed to the reduction in outstanding debt.

Other income represents profit generated on the sale of certain production equipment taken out of service during this fiscal quarter.

LIQUIDITY AND CAPITAL RESOURCES

This discussion is presented on a consolidated basis because management generally does not monitor liquidity and capital resources on a segment basis.

Because we sell plastic containers used in seasonal industries such as lawn and garden, we have seasonal sales like the rest of the industry. Due to these seasonal requirements, we incur short-term indebtedness to finance our working capital requirements.

Our liquidity position and working capital remained adequate for the three-month period ended September 30, 2004. Net working capital increased by $249,000 as at September 30, 2004, compared to June 30, 2004. The current ratio of assets to liabilities increased from 1.8 at June 30, 2004, to 1.9 at September 30, 2004, and is primarily attributed to the net increase in inventories and prepaid expenses, offset by lower accounts receivable.

During the three-month period ended September 30, 2004, we generated net cash from operating activities of $140,000 and proceeds from our revolving credit line and additional long-term debt of $1,107,000. These funds were primarily used to acquire capital assets of $535,000, and to reduce debt by $1,007,000.

Cash provided from accounts receivable, net of allowances, during the three-month period ended September 30, 2004, was $2,549,000, compared to $1,129,000 for the three-month period ended September 30, 2003, primarily due to the decrease in the day's sales outstanding from September 30, 2003 to September 30, 2004.

Cash used for inventories during the three-month period ended September 30, 2004, was $1,811,000, an increase of $1,093,000 from the corresponding period of the prior year. We increased production and spent more to generate inventories in the first fiscal quarter of 2005 for two reasons. First, management anticipates increased sales in future periods and prefers to avoid shipping delays. Second, we purchased a large quantity of PET compound and PVC resins to hedge against future price increases.

Cash used for prepaid and other current assets during the three-month period ended September 30, 2004 increased by $454,000 to $1,045,000 as compared to the same period a year ago. The primary contributing factor for this increase relates to the increase in the prepaid federal income tax benefit.

Cash used for capital assets during the three-month period ended September 30, 2004, decreased $1,473,000 over the same period a year ago. For the three-month period ended September 20, 2003, capital assets were purchased to support our PET product line.

Our short-term liquidity and short-term capital resources are projected to be adequate to allow us to continue to meet financial obligations. Management believes the financial resources available to the Company, including internally generated funds and borrowings under our revolving credit facility, will be sufficient to meet foreseeable working capital requirements. At September 30, 2004, we had unused sources of liquidity consisting of cash and cash equivalents of $112,000 and unused credit under a revolving credit facility of $7,317,000.

Our revolving credit facility includes financial and other covenants, including a minimum equity covenant and a fixed charge coverage covenant. As of September 30, 2004, we were in compliance with all applicable covenants. In November 2004, the Company extended the PNC Bank Agreement described in Note 7, which was scheduled to mature in 2005. The terms and conditions are substantially the same as the original agreement. The total senior secured credit facility approximated $28,500,000.

We utilize revolving loan facilities for seasonal working capital needs and for other general corporate purposes. We can use amounts available under revolving loan facilities in excess of seasonal working capital needs to pursue our growth strategy and for other permitted purposes.

There were no material changes during the three months ended September 30, 2004, in the contractual obligations presented in the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended June 30, 2004.

The effective portion of the gain or loss on a derivative instrument that is designated and qualifies as a cash flow hedge is reported as a component of other comprehensive income and reclassified into earnings in the period or periods during which the hedged transaction affects earnings.

Off-Balance Sheet Arrangements

There are no material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

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

Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow and to reduce our overall borrowing cost. We use variable rate swap agreements to manage our exposure to interest rate fluctuations. These agreements effectively convert variable interest rates to fixed rates, enabling management to predict interest expense and avoid the risk of dramatic rate fluctuations. We have entered into these agreements with banks under our senior secured credit facility.

As of September 30, 2004, the Company had total outstanding indebtedness of $28,107,000. Of this amount, the total indebtedness subject to variable interest rates was approximately $20,800,000. Based on the Company's September 30, 2004, variable debt level, a 25 basis point increase or decrease in interest rates would have had a $13,000 impact on interest expense for the quarter ended September 30, 2004.

Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's principal executive officer and principal financial officer believe, as of the end of the period covered by this Quarterly Report, that disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including its consolidated subsidiaries, required to be disclosed in the reports the Company files with the Securities and Exchange Commission has been made known in a timely manner.

There were no changes made in the Company's internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 6: Exhibits

31.1 Certification of William J. Bergen, President, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Jeffrey A. Shapiro, Senior Vice President, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32    Certification of William J. Bergen, Chief Executive Officer, and Jeffrey
Shapiro, Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           Date: November 15, 2004     PVC Container Corporation
                                       /s/ William J. Bergen
                                       William J. Bergen
                                       President and Chief Executive Officer

           Date: November 15, 2004     PVC Container Corporation
                                       /s/ Jeffrey Shapiro
                                       Jeffrey Shapiro
                                       Chief Financial Officer