Form 10-Q
period 2004-12-31
PVC CONTAINER CORP
filed 2005-02-15
CIK 81288

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2004

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

                                                             Yes [ ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                  Outstanding at February 14, 2005
---------------------                          --------------------------------
Common $.01 par value                                  7,042,393 shares

                                    CONTENTS

                                                                        PAGE
                                                                         NO.
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

Consolidated Balance Sheets - December 31, 2004 and June 30, 2004           3
(Unaudited)

Consolidated Statements of Operations - Three and Six Months Ended
December 31, 2004 and 2003 (Unaudited)                                      4

Consolidated Statements of Cash Flows - Six Months Ended
December 31, 2004 and 2003 (Unaudited)                                      5

Notes to Consolidated Financial Statements                               6-13

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                     13-19

Item 3.  Quantitative and Qualitative Disclosure About Market Risk         19

Item 4.  Controls and Procedures                                           19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 20

Item 4.  Submission of Matters to a Vote of Security Holders               20

Item 6.  Exhibits                                                          20

Signatures                                                                 21

Part I  Financial Information
Item 1: Financial Statements

                            PVC Container Corporation
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                            December         June
                                                            31, 2004        30, 2004
                                                          ------------    ------------
ASSETS
Current assets:
 Cash and cash equivalents                                $    438,132    $    365,820
 Accounts receivable, net                                   12,000,526      14,901,390
 Inventories                                                15,003,484      12,461,663
 Prepaid expenses and other current assets                   1,164,383         945,951
 Deferred income taxes                                       2,768,587       1,632,029
 Net assets held for disposition                               700,000              --
                                                          ------------    ------------

Total current assets                                        32,075,112      30,306,853

Properties, plant and equipment at cost, net                25,496,990      28,609,378
Goodwill, net of accumulated amortization                           --       3,296,298
Other assets                                                   131,230         176,692
                                                          ------------    ------------

                                                          $ 57,703,332      62,389,221
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                         $ 10,494,219    $ 10,207,342
 Accrued expenses                                            2,254,328       2,373,488
 Current portion of long-term debt                           2,973,001       3,929,649
                                                          ------------    ------------

Total current liabilities                                   15,721,548      16,510,479

Long-term debt                                              25,844,789      24,077,230
Interest rate swap                                              93,550         198,278
Deferred income taxes                                        2,745,456       2,628,292
Other liabilities                                              100,000              --

Stockholders' equity:
 Preferred stock, par value $1.00, authorized 1,000,000
 Shares, none issued                                                --              --
 Common stock, par value $.01, authorized 10,000,000
 shares, 7,044,655 shares issued and outstanding as of
 December 31, 2004 and June 30, 2004                            70,446          70,446
 Capital in excess of par value                              3,810,981       3,810,981
 Retained earnings                                           9,376,552      15,215,294
 Accumulated other comprehensive loss                          (55,195)       (116,984)
 Treasury stock, at cost (2,262 shares at December 31,
 2004 and June 30, 2004)                                        (4,795)         (4,795)
                                                          ------------    ------------

Total stockholders' equity                                  13,197,989      18,974,942
                                                          ------------    ------------

                                                          $ 57,703,332    $ 62,389,221
                                                          ============    ============

See accompanying notes

                            PVC Container Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          December 31                     December 31
                                                  ----------------------------    ----------------------------
                                                     2004            2003             2004            2003
                                                  ------------    ------------    ------------    ------------
Net sales                                         $ 23,043,928    $ 20,661,549    $ 46,708,776    $ 41,890,897

Cost and expenses:
   Cost of goods sold (exclusive of
     depreciation and amortization expense
     shown separately below)                        19,500,465      16,717,401      39,651,779      33,681,131
   Selling, general and administrative expenses      2,774,268       2,325,758       5,988,688       4,762,615
   Depreciation and amortization                     1,409,142       1,583,150       2,809,111       3,097,486
   Goodwill impairment charge                        3,296,299              --       3,296,299              --
   Provision for restructuring                         572,899         160,214         572,899         276,485
   Asset impairment                                    448,615              --         448,615              --
                                                  ------------    ------------    ------------    ------------
                                                    28,001,688      20,786,523      52,767,391      41,817,717
                                                  ------------    ------------    ------------    ------------

(Loss) income from operations                       (4,957,760)       (124,974)     (6,058,615)         73,180

Other income (expense):
   Interest expense                                   (452,134)       (488,815)       (880,181)       (977,047)
   Other income                                         31,500         144,500          73,000         144,500
                                                  ------------    ------------    ------------    ------------
                                                      (420,634)       (344,315)       (807,181)       (832,547)
                                                  ------------    ------------    ------------    ------------

Loss before benefit for income taxes                (5,378,394)       (469,289)     (6,865,796)       (759,367)

Benefit for income taxes                               436,555         192,408       1,027,054         311,340
                                                  ------------    ------------    ------------    ------------
Net loss                                          $ (4,941,839)   $   (276,881)   $ (5,838,742)   $   (448,027)
                                                  ============    ============    ============    ============

Loss per share (basic and diluted)                $       (.70)   $      (0.04)   $       (.83)   $      (0.06)
                                                  ============    ============    ============    ============

See accompanying notes.

                            PVC Container Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 SIX MONTHS ENDED
                                                                   DECEMBER 31
                                                               2004            2003
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $(5,838,742)   $  (448,027)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
     Depreciation and amortization                            2,809,111      3,097,486
     Goodwill impairment                                      3,296,298             --
     Asset impairment                                           448,615             --
     Amortization of deferred financing costs                    86,578         89,917
     Deferred income taxes                                      (52,264)            --
     Gain on sale of equipment                                  (43,000)      (144,500)
     Insurance recovery                                         (30,000)            --
     Changes in assets and liabilities:
       Accounts receivable, net of allowances                 2,900,864      2,753,582
       Inventories                                           (2,541,821)    (3,028,746)
       Prepaid expenses and other current assets             (1,228,501)      (819,273)
       Other assets                                               8,884          8,848
       Accounts payable and accrued expenses                    267,717        (65,923)
                                                            -----------    -----------

Net cash provided by operating activities                        83,739      1,443,364

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                           (845,338)    (3,004,410)
Proceeds from sale of equipment                                  43,000        144,500
Insurance recoveries                                             30,000             --
                                                            -----------    -----------

Net cash used in investing activities                          (772,338)    (2,859,910)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) from revolving credit line            2,415,435        276,517
Payments of indebtedness                                     (1,935,641)    (1,792,807)
Proceeds from long-term debt                                    331,117      2,531,818
Deferred financing costs                                        (50,000)       (20,000)
                                                            -----------    -----------

Net cash provided by financing activities                       760,911        995,528
                                                            -----------    -----------

Net increase (decrease) in cash and cash equivalents             72,312       (421,018)
Cash and cash equivalents at beginning of period                365,820        673,055
                                                            -----------    -----------

Cash and cash equivalents at end of period                  $   438,132    $   252,037
                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                               $   871,438    $   975,033
                                                            ===========    ===========

Income taxes paid                                           $    32,625    $   264,525
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

In addition to plastic bottles, the Company produces and sells PVC compounds through its wholly-owned subsidiary, Novatec Plastics Corporation. The Company uses these compounds, and also sells them to other plastic bottle manufacturers whose products compete with those the Company produces.

During the last several years, the Company has endeavored to diversify its PVC compound business. The Company has developed and begun to sell several types of specialty PVC compounds for non-bottle applications, including extruded profiles and accessories, furniture, molding and other indoor fixtures, and a variety of injection molded electrical and electronic housings.

Note 2 Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of December 31, 2004, and the results of operations and cash flows for the three and six month periods ended December 31, 2004 and 2003. Operating results for the three and six month periods ended December 31, 2004, are not necessarily indicative of the results that may be expected for the year ended June 30, 2005.

The accompanying consolidated financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries, Novapak Corporation, Novatec Plastics Corporation, Marpac Industries, Inc., Airopak Corporation, and PVC Container International Sales Corporation, a foreign sales company that was dissolved effective June 29, 2004. All inter-company accounts have been eliminated. While the Company believes the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2004.

Diluted earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. The weighted average number of shares of common stock used in computing basic and diluted loss per share were as follows:

                                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                  DECEMBER 31             DECEMBER 31
                                                             ---------------------   ---------------------
                                                               2004        2003        2004        2003
                                                             ---------   ---------   ---------   ---------
Weighed average common shares outstanding used to
calculate basic loss per share                               7,042,393   7,042,393   7,042,393   7,042,393

Net effect of dilutive securities based upon
the treasury stock method using an average market
price                                                               --          --          --          --

Weighed average common and dilutive securities outstanding
used to calculate diluted loss per share
                                                             7,042,393   7,042,393   7,042,393   7,042,393
                                                             =========   =========   =========   =========

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

As required by the disclosure provisions of SFAS 123, the following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value method to measure stock-based compensation.

                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                            DECEMBER 31                       DECEMBER 31
                                   ------------------------------    ------------------------------
                                      2004              2003            2004             2003
                                   -------------    -------------    -------------    -------------
Net loss, as reported              $  (4,941,839)   $    (276,881)   $  (5,838,742)   $    (448,027)

Add: Stock-based compensation
included in reported net loss,
net of tax

Deduct: Stock-based compensation
expense under fair value
reporting, net of tax              $      (2,122)   $      (6,507)   $       4,955    $     (13,014)
                                   -------------    -------------    -------------    -------------

Pro forma net loss                 $  (4,943,961)   $    (283,388)   $  (5,833,787)   $    (461,041)
                                   =============    =============    =============    =============

Loss per share:

     Net loss, as reported:
       Basic                       $       (0.70)   $       (0.04)   $       (0.83)   $       (0.06)
       Diluted                     $       (0.70)   $       (0.04)   $       (0.83)   $       (0.06)
     Pro forma net loss:
       Basic                       $       (0.70)   $       (0.04)   $       (0.83)   $       (0.07)
       Diluted                     $       (0.70)   $       (0.04)   $       (0.83)   $       (0.07)

Note 4 Impact of Recently Issued Accounting Standards


In December 2004, the Financial Accounting Standards Boards issued its final standard on accounting for share-based payments (SBP), FASB Statement No. 123R (revised 2004), that requires companies to expense the value of employee stock options and similar awards. The standard is effective for public companies for interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested SBP awards. The Company is in the process of assessing the impact of this standard that will be adopted as of July 1, 2005 upon adoption in July 2005. The Company plans to measure the fair value of the stock options using the Black-Scholes-Merton option pricing model. Management does not expect the adoption of FASB Statement No. 123R to have a significant impact on the financial position or results of operation of the Company.

Note 5 Inventories consist of:

                                    DECEMBER         JUNE
                                    31, 2004       30, 2004
                                  ------------    ------------
Raw materials                     $  6,569,946    $  4,980,080
Finished goods                       8,192,543       6,742,899
Reserves                            (1,219,445)       (876,888)
                                  ------------    ------------

Total FIFO inventories              13,543,044      10,846,091

Molds for resale, in production        847,084         945,212
Supplies                               613,356         670,360
                                  ------------    ------------

                                  $ 15,003,484    $ 12,461,663
                                  ============    ============

Note 6 PNC Bank Agreement

The Company entered into a $43,750,000 senior secured credit facility ("PNC Bank Agreement") with PNC Bank in August 2000. The PNC Bank Agreement was a five year, $25,000,000 senior revolving credit facility; a five year, $12,183,000 senior term loan; a five year, $4,192,000 standby letter of credit; and a $2,000,000 capital expenditure line. On November 15, 2004, the PNC Bank Agreement was amended to extend the maturity of the credit facility, senior term loan, standby letter of credit and capital expenditure line to 2007, and to make specific changes to the credit facilities. The total senior secured credit facility was reduced to $28,532,000 (which represents the outstanding facility amount at the extension date) consisting of the following components: a senior revolving credit facility of $18,000,000; a senior term loan of $5,686,000; a standby letter of credit of $3,846,000; and a capital expenditure line of $1,000,000. At December 31, 2004, the Company was in compliance with the annual minimum equity and fixed charge coverage covenants in the PNC Bank Agreement.

The term loan bears interest at LIBOR plus 250 basis points; the revolving credit facility bears interest at the prime rate. The Company entered into interest-rate swap agreements to effectively convert a portion of the floating term loan debt interest to a fixed rate. The $1 million capital expenditure line of credit bears interest at the prime rate. Borrowings under the PNC Bank Agreement totaled approximately $16.3 million at December 31, 2004.

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

Information on segments and a reconciliation to consolidated totals are as follows:

                                                      SIX MONTHS ENDED
                                                         DECEMBER 31
                                                   2004            2003
                                              ------------      ------------
Net revenues:
  Company total                               $  9,461,558      $  9,639,741
  Inter segment revenue - Compound              (2,314,783)       (2,945,874)
                                              ------------      ------------

  Revenues from external customers-Compound      7,146,775         6,693,867
  Plastic containers                            39,562,001        35,197,030
                                              ------------      ------------

Total consolidated net revenues               $ 46,708,776      $ 41,890,897
                                              ============      ============

Net loss
  Compound                                    $   (351,460)     $    198,221
  Plastic containers                            (5,487,282)         (646,248)
                                              ------------      ------------

Total consolidated net loss                   $ (5,838,742)(1)  $   (448,027)
                                              ============      ============
(1) Includes $3.7 million of impairment charges for goodwill and other long-term assets.


                                              December 31,2004  June 30,2004
Total assets:
  Compound                                      $  6,052,792    $  6,058,541
  Plastic containers                              51,650,540      56,330,680
                                                ------------    ------------

Total consolidated assets                       $ 57,703,332    $ 62,389,221
                                                ============    ============

Note 8 Comprehensive Loss

The following table sets forth comprehensive loss for the three and six-month periods ended December 31, 2004 and 2003:

                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                DECEMBER 31                    DECEMBER 31
                                            2004           2003            2004           2003
                                         -----------    -----------    -----------    -----------
Net loss                                 $(4,941,839)   $  (276,881)   $(5,838,742)   $  (448,027)
Unrealized gain on interest rate swap,
net of taxes                                  35,661         53,773         61,789        107,184
                                         -----------    -----------    -----------    -----------

Comprehensive loss                       $(4,906,178)   $  (223,108)   $(5,776,953)   $  (340,843)
                                         ===========    ===========    ===========    ===========



Note 9 Provision for Restructuring

In the second fiscal quarter 2005, the Company recorded a $573,000 pre-tax charge for restructuring to compensate for the escalating cost of raw materials and its inability, for competitive reasons, to pass these increases to its customers. The Company has begun a cost reduction initiative, which it expects will reduce its payroll and benefits by nearly $1,700,000 annually. This initiative is expected to improve operating efficiency and position the Company to take advantage of new business opportunities.

We have begun to implement work force reductions and will continue to do so in stages through April 30, 2005. The work force reductions will be accomplished through both involuntary and voluntary terminations. The voluntary program was offered to all employees, but the Company retained the right to reject offers to resign on a case-by-case basis.

Beginning in the second fiscal quarter 2005 and continuing through the fourth fiscal quarter 2005, management estimates the Company will recognize total charges of up to $600,000, including severance and related benefit costs associated with work force reductions. We expect to eliminate 22 salaried positions through the end of the fiscal year ending June 30, 2005. As of December 31, 2004, 18 of these positions have been eliminated and these employees are no longer with the Company. All of the $573,000 charge was paid as of December 31, 2004.

During the six months ended December 31, 2003, the Company incurred total restructuring costs of $276,000, all of which was paid through December 31, 2003. Approximately $116,000 of that amount, including $43,000 for severance and other personnel related costs for 38 employees and $73,000 for equipment relocation and other transfer costs, was incurred and recognized during the quarter ended September 30, 2003. During the quarter ended December 31, 2003, the Company continued the restructuring and recorded $160,000 for the three months ended December 31, 2004, all of which has been paid, which includes $130,000 for severance and other personnel costs and $30,000 for equipment relocation and other transfer costs. These costs are reflected in the plastic container segment of our business. In addition, the plastic container segment experienced manufacturing inefficiencies related to the transfer of operations from Kingston to Philmont. These additional costs are reflected in cost of goods sold.

Note 10 Pension

The following table presents the components of net periodic benefit cost for pension benefits for the three and six-month periods ended December 31, 2004:

                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                     DECEMBER 31            DECEMBER 31
                                                --------------------    --------------------
                                                  2004        2003        2004        2003
                                                --------    --------    --------    --------
Pension benefits
 Service cost with interest to the end
 of the quarter                                 $  2,449    $  1,652    $  4,858    $  3,277
 Interest cost                                    15,095      15,721      30,076      31,331
 Expected return on plan assets                  (21,314)    (21,321)    (42,365)    (42,423)
 Amortization of transition obligation (asset)       761         759       1,522       1,518
 Amortization of prior service
 cost (gain)                                         422         421         844         842
 Amortization of experience loss (gain)            1,954       2,424       3,908       4,848
                                                --------    --------    --------    --------
 Net periodic benefits cost                     $   (633)   $   (344)   $ (1,157)   $   (607)
                                                ========    ========    ========    ========

The Company made a minimum required contribution during the six months ended December 31, 2004, in the amount of $8,662.

Note 11 Impairment of Goodwill

During the second quarter of fiscal 2005, the Company's New York extrusion blow molding facility experienced significant reductions in gross margin and declines in revenue that were not anticipated due to the loss of several customer contracts and the inability to successfully pass on rising resin prices to customers. The second quarter loss exceeded expectations by the largest variance to date. Management's forecast of future cash flows from the Philmont, New York operation was substantially lower than previous forecasts. Additionally, certain cost containment and cost reduction initiatives at this facility did not have the expected impact on operating performance. Accordingly, impairment indicators were present, and therefore, the Company performed an interim test for goodwill impairment using the discounted cash flow evaluation approach and determined that the goodwill was impaired, necessitating a charge of $3.3 million for the full carrying value of goodwill. This charge is presented in the "goodwill impairment charges" line item in the Company's consolidated statement of operations for the quarter ended December 31, 2004.

Note 12 Income Taxes

The effective income tax rate decreased from 41% during the three and six month period ended December 31, 2003 to 15% during the three and six month period ended December 31, 2004, due to the tax benefits received through the utilization of net operating losses, offset by non-deductible permanent charges for impairment of goodwill.

Note 13 Other

During the first fiscal quarter 2005, the Company recorded a charge of $100,000 related to lifetime medical benefits for the retiring Chief Executive Officer and his spouse under the terms of his severance agreement.

The Company entered into a $710,000 severance agreement with the retiring Chief Executive Officer, and $355,000 has been paid pursuant to the agreement as of December 31, 2004. The Company will record severance costs of $177,500 in each of the next two fiscal quarters to coincide with the additional $355,000 payable on June 29, 2005.

The charges relating to lifetime medical benefits and executive severance costs are reflected in selling, general and administrative expenses.

Actuary and liability balances related to the severance charges for the six months ended December 31, 2004 were as follows:

                                   Charged to
                                    Costs and
                                  Expenses For   Amount
                   June 30, 2004   Six Months     Paid    Dec 31, 2004
Severance             $     --      $355,000    $355,000    $    --
Lifetime medical      $     --      $100,000    $     --    100,000
                      --------      --------    --------    -------
                      $     --      $455,000    $355,000    100,000
                      ========      ========    ========    =======

Note 14 Net Assets Held For Disposition

The Company has an asset held for sale in the amount of $700,000 (selling price of $750,000 less disposal costs). During the second quarter of fiscal year 2005, the Company recorded a $450,000 pre-tax charge to operations for asset impairment related to the expected loss on the sale of its Kingston, New York manufacturing facility. Accordingly the Company has classified this facility in net assets held for disposition at December 31, 2004 and is included in the Plastic Container segment. In January, the Company entered into a contract to sell the Kingston facility. The anticipated closing date is on or about March 15, 2005.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information and analysis of our results of operations for the three and six months ended December 31, 2004, and the three and six months ended December 31, 2003, and our liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements included elsewhere in this report.

OVERVIEW

PVC Container Corporation is a major producer of plastic containers for the packaging industry. We operate several wholly-owned subsidiaries that manufacture and sell general line plastic bottles and specialty plastic containers and supply PVC compounds and specialty plastic alloys in the United States. Our plastic bottles are sold primarily to manufacturers and distributors of personal care products, food, household chemicals, and lawn and garden and industrial chemical products. PVC compounds are used in our own operations or sold to other plastic manufacturers.

CRITICAL ACCOUNTING POLICIES

Several of our accounting policies involve significant judgments and uncertainties. Three policies have the potential to significantly affect our results of operations and financial position:

      For impairment analysis, we measure the present value of future cash flows against the carrying value of the long-lived asset.

      For accounts receivable, we estimate the net collectibility, considering both historical and anticipated trends of trade discounts and allowances and the possibility of non-collection due to the financial position of our customers.

      For inventory, we estimate the volume of goods that we will not be able to sell in the normal course of business and write down the value of those goods to the recovery value expected to be realized through off-price channels.

      Our income tax policy records the estimated future tax effects of differences between the tax basis of assets and liabilities and the amount reported in the accompanying consolidated balance sheets, as well as operating loss carry forwards. We follow very specific guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

Historically, actual results in these areas have not been materially different than our estimates, and we do not anticipate that our estimates and assumptions will materially change in the future. However, if we incorrectly anticipate trends or unexpected events occur, our results of operations could be materially affected.

OPERATING PERFORMANCE

In the discussion of the Company's results of operations that follows, the Company presents EBITDA, which is earnings before interest, taxes, depreciation, and amortization. The Company believes that the presentation of EBITDA provides useful information to investors because management uses EBITDA to assess its operating performance. In addition, management believes that EBITDA is a measurement widely used in the Company's industry, so we provide this information to allow investors to analyze our performance relative to our competitors. However, EBITDA is not computed in accordance with generally accepted accounting principles and should not be considered in isolation or as a substitute for any measure of performance that is determined in accordance with generally accepted accounting principles. EBITDA may not be comparable to similarly titled measures of other companies. The following table provides a reconciliation from net loss to EBITDA.

                                              THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                  DECEMBER 31                              DECEMBER 31
                                        -------------------------------         -------------------------------
                                           2004                 2003               2004                2003
                                        -----------         -----------         -----------         -----------
Net loss as reported                    $(4,941,839)        $  (276,881)        $(5,838,742)        $  (448,027)

Add back:
     (Benefit) for income taxes            (436,555)           (192,408)         (1,027,054)           (311,340)
     Interest Expense(net)                  452,134             488,815             880,181             977,047
     Depreciation & Amortization          1,409,142           1,583,150           2,809,111           3,097,486
                                        -----------         -----------         -----------         -----------

EBITDA                                  $(3,517,118)        $ 1,602,676         $(3,176,504)        $ 3,315,166
                                        ===========         ===========         ===========         ===========

RESULTS OF OPERATIONS

Net sales for the three-month period ended December 31, 2004, increased by 11.5% to $23,044,000, compared to $20,662,000 for the three-month period ended December 31, 2003. For the six-month period ended December 31, 2004, sales also increased by 11.5% to $46,709,000, compared to $41,891,000 for the six-month period ended December 31, 2003. The increase in net sales reflects a 30.3% growth in PET bottle sales for the three and six months ended December 31, 2004. The Company continues to expand its market share for this line of business. Our general line HDPE and PVC extrusion blow bottle sales volume during the three and six months ended December 31, 2004, was comparable to the sales volume for the three and six month period ended December 31, 2003. The Company's specialty bottle group experienced a 16.2% sales increase during the three and six month period ended December 31, 2004, compared to the same period a year ago due to increased customer demands. Our plastic compounding segment experienced an increase of 8.8% and 6.7% for the three and six months ended December 31, 2004, respectively, in sales volume from the same periods last year due to increased unit sales prices on substantially the same volume (9,500,000 lbs) of unit sales.

Cost of goods sold for the three months ended December 31, 2004, was $19,500,000, or 84.6% of net sales, compared to $16,717,000, or 80.9% of net sales, for the three months ended December 31, 2003. For the six months ended December 31, 2004, cost of sales was $39,652,000, or 84.9% of net sales, compared to $33,681,000, or 80.4% of sales for the six months ended December 31, 2003. The increases in cost of goods sold for the three and six month periods were caused primarily by increased raw material and energy costs, along with under-absorbed direct labor and factory overhead costs. Because raw material costs are expected to continue increasing, we are increasing our focus on cost containment, mitigating the cost increases with our strategic sourcing initiative, reducing our manufacturing overhead, improving manufacturing yields, and improving our ability to pass on material price increases to our customers.

Selling general and administrative ("SG&A") expenses increased by $448,000 for the three-month period ended December 31, 2004, and by $1,226,000 for the six-month period ended December 31, 2004, over the amounts recorded the same periods a year ago. For the quarter ended December 31, 2004, SG&A expenses were $2,774,000, or 12.0% of net sales, compared to $2,326,000, or 11.3% of net sales, for the quarter ended December 31, 2003. For the six months ended December 31, 2004, SG&A expenses were $5,989,000, or 12.8% of net sales, compared to $4,763,000, or 11.3% of net sales, for the six months ended December 31, 2003. This increase for the three and six month periods is mainly attributable to increased consulting fees related to operational improvements, executive severance agreements and executive recruiting costs. We are evaluating and implementing several potential initiatives designed to reduce our SG&A expenses as a percentage of sales, one of which was the cause for the restructuring charge discussed below.

Depreciation and amortization expenses decreased to $1,400,000 for the three-month period ended December 31, 2004, compared to $1,580,000 for the three months ended December 31, 2003. For the six-month period ended December 31, 2004, depreciation and amortization expense were $2,809,000, compared to $3,097,000 for the six months ended December 31, 2003. The primary cause for this decrease during the quarter and six months ended December 31, 2004, was that certain manufacturing and computer assets became fully depreciated in the current fiscal year.

During the second quarter of fiscal 2005, the Company's New York extrusion blow molding facility experienced significant reductions in gross margin and declines in revenue that were not anticipated due to the loss of several customer contracts and the inability to successfully pass on rising resin prices to customers. The second quarter loss exceeded expectations by the largest variance to date. Management's forecast of future cash flows for the New York operation was substantially lower than previous forecasts. Additionally, certain cost containment and cost reduction initiatives at this facility did not have the expected impact on operating performance. Accordingly, impairment indicators were present, and therefore, the Company performed an interim test for goodwill impairment using the discounted cash flow evaluation approach and determined that the goodwill was impaired, necessitating a charge of $3.2 million for the full carrying value of goodwill.

In the second fiscal quarter 2005, the Company recorded a $573,000 pre-tax charge for restructuring to compensate for the escalating cost of raw materials and its inability, for competitive reasons, to pass these increases to its customers. The Company has begun a cost reduction initiative, which it expects will reduce its payroll and benefits by nearly $1,700,000 annually. This initiative is expected to improve operating efficiency and position the Company to take advantage of new business opportunities.

We have begun to implement work force reductions and will continue to do so in stages through April 30, 2005. The work force reductions will be accomplished through both involuntary and voluntary terminations. The voluntary program was offered to all employees, but the Company retained the right to reject offers to resign on a case-by-case basis.

Beginning in the second fiscal quarter 2005 and continuing through the fourth fiscal quarter 2005, management estimates the Company will recognize total charges of up to $600,000, including severance and related benefit costs associated with work force reductions. We expect to eliminate 22 salaried positions through the end of the fiscal year ending June 30, 2005. As of December 31, 2004, 18 of these positions have been eliminated, and these employees are no longer with the Company. All of the $573,000 charge was paid as of December 31, 2004.

During the six months ended December 31, 2003, the Company incurred total restructuring costs of $276,000, all of which was paid through December 31, 2003. Approximately $116,000 of that amount, including $43,000 for severance and other personnel related costs for 38 employees and $73,000 for equipment relocation and other transfer costs, was incurred and recognized during the quarter ended September 30, 2003. During the quarter ended December 31, 2003, the Company continued the restructuring and recorded $160,000 for the three months ended December 31, 2003, all of which has been paid, including $130,000 for severance and other personnel costs and $30,000 for equipment relocation and other transfer costs. These costs are reflected in the Plastic Container segment. In addition, the Plastic Container segment experienced manufacturing inefficiencies related to the transfer of operations from Kingston , New York to Philmont, New York. These additional costs are reflected in cost of goods sold.

The Company has an asset held for sale in the amount of $700,000 (selling price of $750,000 less disposal costs). During the second quarter of fiscal year 2005, the Company recorded a $450,000 pre-tax charge to operations for asset impairment related to the expected loss on the sale of its Kingston, New York manufacturing facility. Accordingly the Company has classified this facility in net assets held for disposition at December 31, 2004 and is included in the Plastic Container segment. In January, the Company entered into a contract to sell the Kingston facility. The anticipated closing date is on or about March 15, 2005.

The effective income tax rate decreased from 41% during the three and six month period ended December 31, 2003 to 15% during the three and six month period ended December 31, 2004, due to the tax benefits received through the utilization of net operating losses, offset by non-deductible permanent charges for impairment of goodwill.

Net loss for the quarter ended December 31, 2004, was $4,942,000, or $.70 on a diluted earnings per share basis, compared to a net loss of $277,000, or $.04 on a diluted earnings per share basis, for the same period a year ago. For the six months ended December 31, 2004, the net loss was $5,839,000, or $.83 on a diluted earnings per share basis, compared to a net loss of $448,000, or $.06 on a diluted earnings per share basis, for the six-month period ended December 31, 2003.

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

The Company's liquidity position and working capital remained adequate for the six-month period ended December 31, 2004. Net working capital as of December 31, 2004, increased to $16,353,000 from $13,796,000 as at June 30, 2004. The current ratio of assets to liabilities increased from 1.8 at June 30, 2004, to 2.0 at December 31, 2004, and is primarily attributed to the net increase in inventories and prepaid expenses, offset by lower accounts receivable.

During the six-month period ended December 31, 2004, the Company generated net cash from operating activities of $84,000 and proceeds from our revolving credit line and additional equipment financing of $2,747,000. These funds were primarily used to acquire capital assets of $845,000 and to reduce debt by $1,936,000.

Cash used for inventories, net of reserves, during the six-month period ended December 31, 2004, was $2,542,000, a decrease of $487,000 from the corresponding period of the prior year. We decreased production and spent more time reducing inventories during the first half of fiscal 2005 by two means. Management has initiated strategic initiatives to enhance scheduling and planning efficiencies and addressed our purchasing procedures. These measures enabled the Company to reduce inventory levels.

Cash used for capital assets during the six-month period ended December 31, 2004, decreased $2,159,000 over the same period a year ago. For the six-month period ended December 31, 2003, capital assets were purchased to support growth in our PET product line.

Our short-term liquidity and short-term capital resources are projected to be adequate to allow us to continue to meet financial obligations. Management believes the financial resources available to the Company, including internally generated funds and borrowings under our revolving credit facility, will be sufficient to meet foreseeable working capital requirements. At December 31, 2004, we had unused sources of liquidity consisting of cash and cash equivalents of $438,000 and unused credit under a revolving credit facility of $6,684,000.

Our revolving credit facility includes financial and other covenants, including a minimum equity covenant and a fixed charge coverage covenant. As of December 31, 2004, we were in compliance with all applicable covenants. In November 2004, the Company extended the PNC Bank Agreement described in Note 6, which was scheduled to mature in 2005. The terms and conditions are substantially the same as the original agreement. The total senior secured credit facility was approximately $28,500,000 at December 31, 2004.

We utilize revolving loan facilities for seasonal working capital needs and for other general corporate purposes. We can use amounts available under revolving loan facilities in excess of seasonal working capital needs to pursue our growth strategy, particularly in PET product lines, and for other permitted purposes.

There were no material changes during the six months ended December 31, 2004, in the contractual obligations presented in the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended June 30, 2004 other than the PNC Agreement discussed above.

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

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain statements in this report that are not reported financial results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management's expectations, and involve a number of business risks and uncertainties, any one of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements.

Forward-looking statements do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance or results of current and anticipated market conditions and market strategies; sales efforts; expenses; and financial results.

There are risks and uncertainties that may cause results to differ materially from those set forth in the Company's forward-looking statements. It is not possible to predict or identify all risk factors, but unanticipated changes that could cause such results to differ materially could include changes in U.S., regional, or world polymer growth rates affecting the Company's markets; changes in global industry capacity or in the rate at which anticipated changes in capacity are realized in the polyvinyl chloride or other industries in which the Company participates; fluctuations in raw material prices, quality and supply and in energy prices and supply, in particularly fluctuations outside the normal range of industry cycles; and an inability to raise prices or sustain price increases for products.

The Company cannot guarantee that any forward-looking statement will be realized, although management believes its plans and assumptions are prudent. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated, or projected.

The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. Investors should consult any further disclosures the Company makes on related subjects in its filings with the Securities and Exchange Commissions.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from changes in interest rates. Interest rate pricing transactions are used only to the extent considered necessary to meet our objectives. We do not utilize derivative financial instruments for trading or other speculative purposes.

Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow and to reduce our overall borrowing cost. We use variable rate swap agreements to manage our exposure to interest rate fluctuations. These agreements effectively convert variable interest rates to fixed rates, enabling management to predict interest expense and to avoid the risk of dramatic rate fluctuations. We have entered into rate swap agreements with banks under our senior secured credit facility.

As of December 31, 2004, the Company had total outstanding indebtedness of $28,818,000. Of this amount, the total indebtedness subject to variable interest rates was approximately $21,557,000. Based on the Company's December 31, 2004, variable debt level, a 25 basis point increase or decrease in interest rates would have had a $13,650 impact on interest expense for the quarter ended December 31, 2004.

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

There were no changes to the Company's internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Rider A

Item 1:  Legal Proceedings

There are no actions or claims pending against the Company, which, in the opinion of management, would adversely affect the financial position, results of operations or cash flows of the Company.

Item 4:  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on December 8, 2004. The stockholders took the following actions:

         (1) elected all Director nominees designated in the Information Statement dated November 18, 2004; and

         (2) approved the selection of the independent auditors of the Company for the year ending June 30, 2005.

         The Directors were elected pursuant to the following vote:

     NOMINEE                      FOR            WITHHELD         BROKER NON-VOTE
Phillip L. Friedman            4,970,456             0                   --
William J. Bergen              4,970,456             0                   --
Michael Sherwin                4,970,456             0                   --
John F. Turben                 4,970,456             0                   --
Michael Lynch                  4,970,456             0                   --
John G. Nestor                 4,970,456             0                   --

         The approval of the selection of Ernst & Young LLP as independent auditor to the Company for the year ending June 30, 2005 was approved by the following vote.

   FOR            AGAINST            ABSTAIN       BROKER NON-VOTE
4,970,456            0                  0                  --

Item 5: Other Information

The Company and its subsidiaries entered into the Fourth Amendment, dated as of November 15, 2004 (the "Fourth Amendment"), to the Revolving Credit, Term Loan and Security Agreement, dated as of November 27, 2001 (as previously amended, the "Credit Agreement"), with PNC Bank, National Association, as administrative agent (the "Agent"). The Fourth Amendment, among other things, extended the maturity of the Credit Agreement to 2007 and amended certain financial covenants of the Company and its subsidiaries. The total borrowing capacity of the Credit Agreement was also reduced to $28,532, 000, consisting of the following components: a senior revolving credit facility of $18,000,000; a senior term loan of $5,686,000; a standby letter of credit of $3,846,000; and a capital expenditure line of $1,000,000.

The Company and its subsidiaries entered into the Fifth Amendment, dated as of February 14, 2005 (the "Fifth Amendment"), to the Credit Agreement with the Agent. The Fifth Amendment amended certain financial covenants of the Company and its subsidiaries.

The Fourth Amendment and the Fifth Amendment are filed herewith as Exhibits 10.1 and 10.2, respectively. The foregoing descriptions of the Fourth Amendment and the Fifth Amendment are qualified in their entirety by reference to the full text of such documents, which are incorporated by reference herein.

Item 6: Exhibits

10.1     Fourth Amendment To Revolving Credit, Term Loan And Security Agreement

10.2     Fifth Amendment To Revolving Credit, Term Loan And Security Agreement

10.3     Summary of PVC Container Corporation Cash Bonus Incentive Plan

10.4 Summary of PVC Container Corporation Long-Term Management Incentive Compensation Program

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

           Date: February 14, 2005     PVC Container Corporation
                                       /s/ William J. Bergen
                                       William J. Bergen
                                       President and Chief Executive Officer

           Date: February 14, 2005     PVC Container Corporation
                                       /s/ Jeffrey Shapiro
                                       Jeffrey Shapiro
                                       Chief Financial Officer