Form 10-Q
period 2005-03-31
PVC CONTAINER CORP
filed 2005-05-16
CIK 81288

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the quarterly period ended March 31, 2005

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

                                                          Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                       Outstanding at May 16, 2005
---------------------                               ---------------------------
Common $.01 par value                                    7,042,393 shares

                                    CONTENTS

                                                                                  PAGE NO.
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

Consolidated Balance Sheets - March 31, 2005 and June 30, 2004 (Unaudited)            3

Consolidated Statements of Operations - Three and Nine Months Ended
March 31, 2005 and 2004 (Unaudited)                                                   4

Consolidated Statements of Cash Flows - Nine Months Ended
March 31, 2005 and 2004 (Unaudited)                                                   5

Notes to Consolidated Financial Statements                                          6-13

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                13-21

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                   21

Item 4.  Controls and Procedures                                                     21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                           22

Item 6.  Exhibits                                                                    22

Signatures                                                                           23

Exhibits                                                                           24-26

Part I  Financial Information
Item 1: Financial Statements

                           PVC Container Corporation
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                             March           June
                                                            31, 2005       30, 2004
                                                          ------------   ------------
ASSETS
Current assets:
 Cash and cash equivalents                                $    480,179   $    365,820
 Accounts receivable, net                                   13,754,542     14,901,390
 Inventories                                                13,943,646     12,461,663
 Prepaid expenses and other current assets                   1,171,036      1,291,177
 Deferred income taxes                                       3,385,088      1,286,803
 Net assets held for disposition                             1,735,891             --
                                                          ------------   ------------

Total current assets                                        34,470,382     30,306,853

Properties, plant and equipment at cost, net                22,785,641     28,609,378
Goodwill, net of accumulated amortization                           --      3,296,298
Other assets                                                    87,794        176,692
                                                          ------------   ------------

                                                          $ 57,343,817     62,389,221
                                                          ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                         $  9,421,437   $ 10,207,342
 Accrued expenses                                            2,710,752      2,373,488
 Current portion of long-term debt                           2,858,188      3,929,649
                                                          ------------   ------------

Total current liabilities                                   14,990,377     16,510,479

Long-term debt                                              26,036,461     24,077,230
Interest rate swap                                              50,164        198,278
Deferred income taxes                                        3,165,773      2,628,292
Other liabilities                                              100,000             --

Stockholders' equity:
 Preferred stock, par value $1.00, authorized 1,000,000
   shares, none issued                                              --             --
 Common stock, par value $.01, authorized 10,000,000
   shares, 7,044,655 shares issued and outstanding as of
   March 31, 2005 and June 30, 2004                             70,446         70,446
 Capital in excess of par value                              3,810,981      3,810,981
 Retained earnings                                           9,154,007     15,215,294
 Accumulated other comprehensive loss                          (29,597)      (116,984)
 Treasury stock, at cost (2,262 shares at March 31,
   2005 and June 30, 2004)                                      (4,795)        (4,795)
                                                          ------------   ------------

Total stockholders' equity                                  13,001,042     18,974,942
                                                          ------------   ------------

                                                          $ 57,343,817   $ 62,389,221
                                                          ============   ============

See accompanying notes.

                            PVC Container Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    March 31                     March 31
                                                          ---------------------------   ---------------------------
                                                              2005           2004           2005           2004
                                                          ------------   ------------   ------------   ------------
Net sales                                                 $ 22,414,988   $ 22,655,555   $ 61,976,990   $ 57,852,585

Cost and expenses:
   Cost of goods sold (exclusive of
     depreciation and amortization expense
     shown separately below)                                18,231,540     17,876,219     50,863,577     46,265,623
   Selling, general and administrative expenses              2,397,344      2,539,707      8,132,441      6,791,689
   Depreciation and amortization                             1,325,894      1,519,422      3,896,374      4,405,970
   Goodwill impairment charges                                      --             --      3,296,299             --

   Provision for restructuring and other exit                   50,926        185,505        623,825        461,990
     activities
   Asset impairment                                              3,727             --        452,342             --
                                                          ------------   ------------   ------------   ------------
                                                            22,009,431     22,120,853     67,264,858     57,925,272
                                                          ------------   ------------   ------------   ------------

Income (loss) from operations                                  405,557        534,702     (5,287,868)       (72,687)

Other income (expense):
   Interest expense                                           (450,459)      (433,973)    (1,286,679)    (1,365,410)
   Other income                                                 36,700             --         79,700        144,500
                                                          ------------   ------------   ------------   ------------
                                                              (413,759)      (433,973)    (1,206,979)    (1,220,910)
                                                          ------------   ------------   ------------   ------------

(Loss) Income before benefit (provision) for                    (8,202)       100,729     (6,494,847)    (1,293,597)
   income taxes

Benefit (provision) for income taxes                             3,981        (42,515)     1,099,860        491,570
                                                          ------------   ------------   ------------   ------------
  (Loss) income from continuing operations                      (4,221)        58,214     (5,394,987)      (802,027)

Discontinued operations
  (Loss) income from discontinued plastic

   compounding segment (including fixed asset
   impairment charge of, $0, $733,081, $0,                    (422,944)       441,485       (802,095)     1,076,453
   respectively)
   Benefit (provision) for income taxes                        204,620       (186,307)       135,795       (409,052)
                                                          ------------   ------------   ------------   ------------
  (Loss) income from discontinued operations                  (218,324)       255,178       (666,300)       667,401

Net (loss) income from operations                         $   (222,545)  $    313,392   $ (6,061,287)  $   (134,626)
                                                          ============   ============   ============   ============

(Loss) income per share (basic and diluted)               $      (0.03)  $       0.04   $      (0.86)  $      (0.02)
                                                          ============   ============   ============   ============

See accompanying notes.

                            PVC Container Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        NINE MONTHS ENDED
                                                                             MARCH 31
                                                                        2005         2004
                                                                    -----------   -----------
CASH FLOWS FROM CONTINUED AND DISCONTINUED OPERATING ACTIVITIES
Net loss                                                            $(6,061,287)  $  (134,626)
Adjustments to reconcile net loss to net cash provided by
  continued and discontinued
  operating activities:
     Depreciation and amortization                                    4,246,024     4,727,927
     Goodwill impairment                                              3,296,299            --
     Asset impairment                                                 1,185,423            --
     Amortization of deferred financing costs                           134,868       135,700
     Deferred income taxes                                           (1,621,531)     (302,074)
     Gain on sale of equipment                                          (80,550)     (144,500)
     Insurance recovery                                                 (30,000)           --
     Loss on sale of building                                                --       122,322
     Changes in assets and liabilities:
       Accounts receivable, net of allowances                         1,146,848    (1,384,400)
       Inventories                                                   (1,481,983)   (2,721,065)
       Prepaid expenses and other current assets                        120,141      (287,673)
       Other assets                                                       4,029        13,272
       Accounts payable and accrued expenses                           (348,641)     (442,109)
                                                                    -----------   -----------

Net cash provided (used) by continued and discontinued                  509,640      (417,226)
  operating activities
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                 (2,039,877)   (3,722,012)
Proceeds from sale of equipment                                          80,550       144,500
Proceeds from sale of building                                          696,278       175,587
Insurance recoveries                                                     30,000            --
                                                                    -----------   -----------

Net cash used in investing activities                                (1,233,049)   (3,401,925)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit line                               3,243,097     3,606,415
Payments of indebtedness                                             (2,738,069)   (2,775,440)
Proceeds from long-term debt                                            382,740     2,531,818
Deferred financing costs                                                (50,000)      (20,000)
                                                                    -----------   -----------

Net cash provided by financing activities                               837,768     3,342,793
                                                                    -----------   -----------

Net increase (decrease) in cash and cash equivalents                    114,359      (476,358)
Cash and cash equivalents at beginning of period                        365,820       673,055
                                                                    -----------   -----------

Cash and cash equivalents at end of period                          $   480,179   $   196,697
                                                                    ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                                       $ 1,306,022   $ 1,436,155
                                                                    ===========   ===========

Income taxes paid                                                   $    32,625   $   316,617
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

In addition to plastic bottles, the Company produces and sells PVC compounds through its wholly-owned subsidiary, Novatec Plastics Corporation. The Company uses these compounds and sells them to other plastic bottle manufacturers whose products compete with those the Company produces.

During the last several years, the Company has endeavored to diversify its PVC compound business. The Company has developed and begun to sell several types of specialty PVC compounds for non-bottle applications, including extruded profiles and accessories, furniture, molding and other indoor fixtures, and a variety of injection molded electrical and electronic housings.

Note 2 Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2005, and the results of operations and cash flows for the three-and nine-month periods ended March 31, 2005 and 2004. Operating results for the three-and, nine- month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005.

The accompanying consolidated financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries: Novapak Corporation; Novatec Plastics Corporation; Marpac Industries, Inc.; Airopak Corporation; and PVC Container International Sales Corporation, a foreign sales company that was dissolved effective June 29, 2004. All inter-company accounts have been eliminated. While the Company believes the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2004.

Discontinued Operations

In May 2005 the Company signed a non-binding asset purchase agreement with a third party to sell certain assets that are a component of the Compound segment. Due diligence is not completed and the transaction is expected to close in the fourth quarter. All of the fixed assets of Compound segment have been classified as assets held for sale. Management does not anticipate any significant changes to the asset purchase agreement, or expect that the asset purchase agreement will be withdrawn. As a result, the Compound segment has been reflected in the Company's financial statements as a discontinued operation for all periods presented, unless otherwise indicated. Amounts provided in these notes to the consolidated financial statements may pertain to both continuing and discontinued operations. Sales for this discontinued segment see Note 7.

Diluted earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. The weighted average number of shares of common stock used in computing basic and diluted loss per share were as follows:

                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                    MARCH 31                   MARCH 31
                                                          -------------------------   -------------------------
                                                             2005           2004          2005          2004
                                                          -----------   -----------   -----------   -----------
Weighed average common shares outstanding used
to calculate basic loss per share                           7,042,393     7,042,393     7,042,393     7,042,393

Net effect of dilutive securities based upon the
treasury stock method using an average market price                --            --            --            --

Weighed average common and dilutive securities
outstanding used to calculate diluted loss per share        7,042,393     7,042,393     7,042,393     7,042,393
                                                            =========     =========     =========     =========

The Company has excluded all outstanding stock options because they would have had an anti-dilutive effect.

Note 3 Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards 123 (SFAS 123), the Company has elected to follow the intrinsic value method under Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25), and related interpretations in accounting for its employee stock option plans. Pursuant to APB 25, the Company does not recognize compensation expense at the time an option is granted as long as the exercise price of the option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of grant.

As required by the disclosure provisions of SFAS 123, the following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value method to measure stock-based compensation.

                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                            MARCH 31                     MARCH 31
                                    -------------------------   ---------------------------
                                        2005         2004           2005           2004
                                    -----------   -----------   -------------   -----------
Net (loss), income as reported      $  (222,545)  $   313,392   $  (6,061,287)  $  (134,625)

Add: Stock-based compensation
  included in reported net loss,
  net of tax

Deduct: Stock-based compensation
  expense under fair value
  reporting, net of tax             $    40,207   $    (6,507)  $      45,162   $   (19,521)
                                    -----------   -----------   -------------   -----------

Pro forma net (loss), income        $  (182,338)  $   306,885   $  (6,016,125)  $  (154,146)
                                    ===========   ===========   =============   ===========

Loss per share:

     Net loss, as reported:
       Basic                        $     (0.03)  $      0.04   $       (0.85)  $     (0.02)
       Diluted                      $     (0.03)  $      0.04   $       (0.85)  $     (0.02)
     Pro forma net loss:
       Basic                        $     (0.03)  $      0.04   $       (0.85)  $     (0.02)
       Diluted                      $     (0.03)  $      0.04   $       (0.85)  $     (0.02)

Note 4 Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued its final standard on accounting for share-based payments (SBP), FASB Statement No. 123R (revised 2004), which requires companies to expense the value of employee stock options and similar awards. The standard is effective for public companies for interim and annual periods beginning after July 1, 2005, and applies to all outstanding and unvested SBP awards. Management has been assessing the impact of this standard. The Company plans to measure the fair value of the stock options using the Black-Scholes-Merton option pricing model. Management does not expect the adoption of FASB Statement No. 123R to have a significant impact on the financial position or results of operation of the Company.

Note 5 Inventories

Inventories consist of:

                                          MARCH           JUNE
                                         31, 2005       30, 2004
                                       ------------   ------------
Raw materials                          $  5,610,885   $  4,980,080
Finished goods                            7,884,274      6,742,899
Reserves                                 (1,016,060)      (876,888)
                                       ------------   ------------

Total FIFO inventories                   12,479,099     10,846,091

Molds for resale, in production             795,541        945,212
Supplies                                    669,006        670,360
                                       ------------   ------------

                                       $ 13,943,646   $ 12,461,663
                                       ============   ============

Note 6 PNC Bank Agreement and Equipment Financing

The Company entered into a $43,750,000 senior secured credit facility ("PNC Bank Agreement") with PNC Bank in August 2000. The PNC Bank Agreement was a five year, $25,000,000 senior revolving credit facility; a five year, $12,183,000 senior term loan; a five year, $4,192,000 standby letter of credit; and a $2,000,000 capital expenditure line. On November 15, 2004, the PNC Bank Agreement was amended to extend the maturity of each of these four components until 2007, and to make specific changes to the credit facilities. The total senior secured credit facility was reduced to $28,532,000 (which was the outstanding facility amount at the extension date), consisting of the following: a senior revolving credit facility of $18,000,000; a senior term loan of $5,686,000; a standby letter of credit of $3,846,000; and a capital expenditure line of $1,000,000. At March 31, 2005, the Company was in compliance with all applicable debt covenants.

The term loan bears interest at LIBOR plus 300 basis points, though the Company entered into interest-rate swap agreements to effectively convert a portion of the floating term loan debt interest to a fixed rate. The revolving credit facility bears interest at the prime rate. The $1 million capital expenditure line of credit bears interest at LIBOR plus 300 basis points. Borrowings under the PNC Bank Agreement totaled approximately $16.9 million at March 31, 2005. Other debt as at March 31, 2005, in the amount of $12.0 million represents equipment financing with various other institutions.

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

Information on segments and a reconciliation to consolidated totals are as follows:

                                                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                      MARCH 31                MARCH 31
                                                                                        2005                    2004
                                                                                 ------------------       -----------------
Net revenues:
  Continuing revenues from
    external customers Compound                                                     $          0             $          0
  Plastic containers                                                                  61,976,990               57,852,585
                                                                                    ------------             ------------

Total consolidated net revenues                                                     $ 61,976,990             $ 57,852,585
                                                                                    ============             ============

Not included in the above tables as revenues
from discontinued operations as follows:
  Company total                                                                     $ 15,494,730             $ 15,874,608
  Inter segment revenue Compound                                                      (4,072,071)              (4,881,348)
                                                                                    ------------             ------------
  Revenue from external Customers                                                   $ 11,422,659             $ 10,993,260
                                                                                    ============             ============

Net (loss) income:
  Discontinued operations-Compound                                                  $   (666,300)            $    667,401
  Continued operations-Compound                                                                0                        0
  Plastic containers                                                                  (5,394,987)                (802,027)
                                                                                    ------------             ------------

Total consolidated net loss                                                         $ (6,061,287)(1)         $   (134,626)
                                                                                    ============             ============

(1) Includes $4.5 million of impairment charges for goodwill and other long-term assets.

                                                                                   March 31, 2005            June 30, 2004
Total assets:
  Assets held for disposition                                                      $   1,735,891             $          0
  Compound                                                                             3,366,114                6,058,541
  Plastic containers                                                                  52,241,812               56,330,680
                                                                                   -------------             ------------

Total consolidated assets                                                          $  57,343,817             $ 62,389,221
                                                                                   =============             ============

Note 8 Comprehensive Loss

The following table sets forth comprehensive loss for the three and nine-month periods ended March 31, 2005 and 2004:

                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                               MARCH 31                    MARCH 31
                                         2005           2004           2005         2004
                                     ------------   ------------   ------------   ----------
Net loss                             $   (222,545)  $    313,392   $ (6,061,287)  $ (134,626)
Unrealized gain on interest
  rate swap, net of taxes                  25,598         23,452         87,387      130,636
                                     ------------   ------------   ------------   ----------

Comprehensive loss                   $   (196,947)  $    336,844   $ (5,973,900)  $   (3,990)
                                     ============   ============   ============   ==========

Note 9 Provision for Restructuring

In the second fiscal quarter 2005, the Company recorded a $573,000 pre-tax charge for restructuring to compensate for the escalating cost of raw materials and the Company's inability, for competitive reasons, to pass all of these increases on to customers. The Company has begun a cost reduction initiative, which management expects will reduce payroll and benefits by nearly $1,700,000 annually. This initiative is expected to improve operating efficiency and position the Company to take advantage of new business opportunities.

In the third fiscal quarter 2005, the Company recorded an additional $51,000 pre-tax charge for restructuring, bringing the year-to-date amount to $624,000 all of which was paid as of March 31, 2005. The Company is in the final stages of the cost reduction initiative discussed above.

The Company has begun to implement work force reductions and will continue to do so in stages through June 30, 2005. These reductions will be accomplished through both involuntary and voluntary terminations. The voluntary program was offered to all employees, but the Company retained the right to reject offers to resign on a case-by-case basis.

Beginning in the second fiscal quarter 2005 and continuing through the fourth fiscal quarter 2005, management estimates the Company will recognize total charges of up to $700,000, including severance and related benefit costs associated with work force reductions. Management expects the Company to eliminate 29 salaried positions through the end of the fiscal year ending June 30, 2005. As of March 31, 2005, 25 of these positions have been eliminated and the employees holding those positions are no longer with the Company.

During the nine months ended March 31, 2004, the Company incurred total restructuring costs of $340,000, all of which was paid through March 31, 2004. Approximately $116,000 of that amount, which includes $43,000 for severance and other personnel related costs for 38 employees and $73,000 for equipment relocation and other transfer costs, was incurred and recognized during the quarter ended September 30, 2003. During the quarter ended December 31, 2003, the Company continued the restructuring and recorded $160,000, all of which has been paid. This amount included $130,000 for severance and other personnel costs and $30,000 for equipment relocation and other transfer costs. During the quarter ended March 31, 2004, the Company continued the restructuring and recorded $64,000 for the period, all of which has been paid. This amount related to severance and other personnel costs. These costs are reflected in the Plastic Containers segment of our business. In addition, the Plastic Containers segment experienced manufacturing inefficiencies related to the transfer of operations from Kingston to Philmont. These additional costs are reflected in cost of goods sold.

Note 10 Pension

The following table presents the components of net periodic benefit cost for pension benefits for the three and nine-month periods ended March 31, 2005:

                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                          MARCH 31               MARCH 31
                                     -------------------    --------------------
                                       2005       2004        2005       2004
                                     --------   --------    --------   ---------
Pension benefits
Service cost with interest to the
  end of the quarter                 $  2,434   $  1,661    $  7,292   $   4,938
Interest cost                          14,878     15,661      44,954      46,992
Expected return on plan assets        (21,104)   (21,303)    (63,469)    (63,726)
Amortization of transition
  obligation (asset)                      744        750       2,266       2,268
Amortization of prior service
  cost (gain)                             413        416       1,257       1,258
Amortization of experience loss
  (gain)                                1,911      2,397       5,819       7,245
                                     --------   --------    --------   ---------

Net periodic benefits cost           $   (724)  $   (418)   $ (1,881)  $  (1,025)
                                     ========   ========    ========   =========

The Company made a minimum required contribution of $8,662 during the nine months ended March 31, 2005.

Note 11 Impairment of Goodwill

During the second quarter of fiscal 2005, the Company's New York extrusion blow molding facility experienced unexpected and significant reductions in gross margin and declines in revenue, primarily because the Company lost several customer contracts and was unable to successfully pass on rising resin prices to customers. Moreover, unfavorable product mix had a negative effect on operations, and certain cost containment and cost reduction initiatives at this facility did not have the expected impact on operating performance. Management's forecast of future cash flows for the New York operation was substantially lower than previous forecasts. Because of these impairment indicators, the Company performed an interim test for goodwill impairment using the discounted cash flow evaluation approach. That test showed that the goodwill was impaired, necessitating a charge of $3.3 million for the full carrying value of goodwill. This charge is presented in the "goodwill impairment charges" line item in the Company's consolidated statement of operations for the quarter ended December 31, 2004.

Note 12 Income Taxes

The effective income tax rate changed from a provision of 42.2% to a benefit of 48.3% for the three month period ended March 31, 2004 and 2005 respectfully. The effective income tax rate changed from a provision of 38.9% to a benefit of 16.9% for the nine month period ended March 31, 2004 and 2005 respectively. This change in the tax effective rate is due to the tax benefits received through the utilization of net operating losses, offset by non-deductible permanent charges for impairment of goodwill.

Note 13 Other

During the first fiscal quarter 2005, the Company recorded a charge of $100,000 related to lifetime medical benefits for the retiring Chief Executive Officer and his spouse under the terms of his severance agreement.

The Company entered into a $710,000 severance agreement with the retiring Chief Executive Officer; $355,000 has been paid pursuant to the agreement as of March 31, 2005. The Company recorded a severance costs of $177,500 in the quarter ended March 31, 2005, and will record an equal charge in the next fiscal quarter to coincide with the additional $355,000 payable on June 29, 2005.

The charges relating to lifetime medical benefits and executive severance costs are reflected in selling, general and administrative expenses.

Actuary and liability balances related to the severance charges for the nine months ended March 31, 2005 were as follows:

                                            Charged to
                                             Costs and
                                            Expenses For     Amount
                          June 30, 2004     Nine Months       Paid       March 31, 2005
Severance                     $  --           $532,500       $355,000        $177,500
Lifetime medical              $  --           $100,000       $     --        $100,000
                              -----           --------       --------        --------
                              $  --           $632,500       $355,000        $277,500
                              =====           ========       ========        ========

Note 14 Net Assets Held For Disposition

The Company had an asset held for sale in the amount of $700,000 (selling price of $750,000 less disposal costs) in the Plastic Container segment.

The Kingston, New York manufacturing facility was classified in net assets held for disposition at December 31, 2004. During the second quarter of fiscal year 2005, the Company recorded a $450,000 pre-tax charge to operations for asset impairment related to the expected loss on the sale of that facility. The facility was formally sold on March 14, 2005 pursuant to a contract executed in January 2005. An additional impairment charge in the amount of $4,000 was incurred during the third quarter of fiscal year 2005. Total impairment charges of $453,000 were recorded as a pre-tax charge to operations.

The Company has assets held for sale with a recorded value of $1,736,000, consisting of building and land in the amount of $1,111,000, and net value of machinery and equipment with a net value of $625,000. During the third fiscal quarter 2005, the Company recorded a $733,000 pre-tax charge to operations for asset impairment relating to the expected loss on the sale of machinery and equipment located at the Eatontown, New Jersey manufacturing facility. The Company has classified this facility (part of the Compound segment) in net assets held for disposition at March 31, 2005. In May the Company signed a non-binding asset purchase agreement with a third party to sell the equipment for approximately $625,000, which is below book value.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information and analysis of our results of operations for the three and nine months ended March 31, 2005, and 2004, and our liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements included elsewhere in this report.

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

CRITICAL ACCOUNTING POLICIES

Several of our accounting policies involve significant judgments and uncertainties. Four policies have the potential to significantly affect our results of operations and financial position:

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

OPERATING PERFORMANCE

In the discussion of the Company's results of operations that follows, the Company presents EBITDA, which is earnings before interest, taxes, depreciation, and amortization. The Company believes that the presentation of EBITDA provides useful information to investors because management uses EBITDA to assess operating performance. In addition, management believes that EBITDA is a measurement widely used in the Company's industry, so we provide this information to allow investors to analyze our performance relative to our competitors. However, EBITDA is not computed in accordance with generally accepted accounting principles and should not be considered in isolation or as a substitute for any measure of performance that is determined in accordance with generally accepted accounting principles. EBITDA may not be comparable to similarly titled measures of other companies. The following table provides a reconciliation from net loss to EBITDA.

                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                            MARCH 31                        MARCH 31
                                     -----------------------        ------------------------
                                        2005         2004               2005         2004
                                     ----------   ----------        -----------   ----------
Net (loss) income as reported        $ (222,545)     313,392        $(6,061,287)  $ (134,626)

Add back:
     (Benefit) for income taxes        (208,601)     228,822         (1,235,655)     (82,518)
     Interest Expense (net)             475,758      458,304          1,355,939    1,435,351
     Depreciation & Amortization      1,436,913    1,630,441          4,246,024    4,727,927
                                     ----------   ----------        -----------   ----------

EBITDA                               $1,481,525   $2,630,959        $(1,694,979)  $5,946,134
                                     ==========   ==========        ===========   ==========

RESULTS OF OPERATIONS

Net sales for the three-month period ended March 31, 2005, decreased by .1% to $22,415,000, compared to $22,656,000, for the three-month period ended March 31, 2004. For the nine-month period ended March 31, 2005, sales increased by 7.1% to $61,977,000, compared to $57,853,000 for the nine-month period ended March 31, 2004.

The decrease in net sales for the three-month period reflects relatively flat demand for our general line HDPE and PVC extrusion blow bottle sales volume. However, our PET bottle sales reflected a 21.4% growth as compared to the same period a year ago. Sales for the Company's specialty bottle group were substantially the same as compared to the three-month period ended March 31, 2004.

The increase in sales for the nine-month period ended March 31, 2005, reflects a 27.0% growth in PET bottle sales; the Company continues to expand its market share in this line of business. The Company's specialty bottle group experienced a 9.1% sales increase during the nine-month period as compared to the same periods a year ago. Our general line HDPE and PVC extrusion blow bottle sales volume decreased by 5.1% during the nine-month period ended March 31, 2005, reflecting the Company's strategic decision to emphasize growth in our PET bottle sales and its specialty bottle business.

Sales increases during the nine-month period ended March, 31, 2005 were partially driven by higher average selling prices resulting from the pass-through of higher raw material costs.

Cost of goods sold for the three months ended March 31, 2005, was $18,232,000, or 81.3% of net sales, compared to $17,876,000, or 78.9% of net sales, for the three months ended March 31, 2004. For the nine months ended March 31, 2005, cost of sales was $50,864,000, or 82.1% of net sales, compared to $46,266,000, or 80.0% of net sales, for the same period in 2004. The increase in cost of goods sold for the three and nine-month periods was caused primarily by increased raw material and energy costs, along with under-absorbed direct labor and factory overhead costs. Because raw material costs are expected to continue to increase, we are increasing our focus on cost containment, mitigating the cost increases with our strategic sourcing initiative, reducing our manufacturing overhead, improving manufacturing yields and labor utilization, and improving our ability to pass on material price increases to our customers.

Selling general and administrative ("SG&A") expenses decreased by $142,400 for the three-month period ended March 31, 2005, over the amount recorded the same period a year ago. For the quarter March 31, 2005, SG&A expenses were $2,397,300, or 10.7% of net sales, compared to $2,539,700, or 11.2% of net sales for the same quarter in 2004. This decrease is mainly due to lower salaries and benefits costs resulting from the restructuring initiated in November 2004, and reduced lower consulting fees.

For the nine-month period ended March 31, 2005, SG&A expenses were $8,132,400, or 13.1% of net sales, compared to $6,791,700, or 11.7% of net sales for the same period a year ago. This increase is mainly due to increased consulting fees related to operational improvements, an executive severance agreement and executive recruiting costs. We are evaluating and implementing several initiatives designed to reduce SG&A expenses as a percentage of sales, one of which was the cause for the restructuring charge discussed below.

Depreciation and amortization expense decreased to $1,326,000 for the three-month period ended March 31, 2005, compared to $1,519,000 for the three months ended March 31, 2004. For the nine-month period ended March 31, 2005, depreciation and amortization expense were $3,896,000, compared to $4,406,000 for the nine months ended March 31, 2004. The primary cause for this decrease during both periods was that certain manufacturing and computer assets became fully depreciated in the current fiscal year.

During the second quarter of fiscal 2005, the Company charged to operations its full carrying value of goodwill resulting from operations at the Company's New York extrusion blow molding facility. This facility experienced significant and unexpected reductions in gross margin and declines in revenue because the Company lost several customer contracts and was unable to successfully pass on rising compound prices to customers. Moreover, certain cost containment and cost reduction initiatives at this facility did not have the expected impact on operating performance. Management's forecast of future cash flows for the New York operation was substantially lower than previous forecasts. Because of these impairment indicators, the Company performed an interim test for goodwill impairment using the discounted cash flow evaluation approach and determined that the goodwill was impaired.

In the third fiscal quarter 2005, the Company recorded an additional $51,000 pre-tax charge for restructuring bringing the year-to-date amount to $624,000 all of which was paid as of March 31, 2005. This restructuring is to compensate for the escalating cost of raw materials and the Company's inability, for competitive reasons, to pass all of these increases to its customers. The Company is in the final stages of a cost reduction initiative, which it expects will reduce payroll and benefits by nearly $1,700,000 annually. This initiative is expected to improve operating efficiency and position the Company to take advantage of new business opportunities.

The aforementioned work force reduction during the second and third fiscal quarters of 2005, will continue through the fourth fiscal quarter 2005. Management estimates the Company will recognize total charges of up to $700,000, including severance and related benefit costs associated with work force reductions. We expect to eliminate 29 salaried positions through the end of the fiscal year ending June 30, 2005. As of March 31, 2005, 25 of these positions have been eliminated, and the employees who held those positions are no longer with the Company. Management will continue to make strategic decisions to seek out all cost savings initiatives to attain maximum profitability.

During the nine months ended March 31, 2004, the Company incurred total restructuring costs of $339,000, all of which was paid through March 31, 2004. Approximately $116,000 of that amount, which includes $43,000 for severance and other personnel related costs for 38 employees and $73,000 for equipment relocation and other transfer costs, was incurred and recognized during the quarter ended September 30, 2003. During the quarter ended December 31, 2003, the Company continued the restructuring and recorded $160,000, all of which has been paid. This amount includes $130,000 for severance and other personnel costs and $30,000 for equipment relocation and other transfer costs. During the quarter ended March 31, 2004, the Company continued the restructuring and recorded $63,000 during the three months ended March 31, 2004, all of which has been paid, for severance and other personnel costs. These costs are reflected in the Plastic Container segment. In addition, the Plastic Container segment experienced manufacturing inefficiencies related to the transfer of operations from Kingston, New York to Philmont, New York. These additional costs are reflected in cost of goods sold.

The Company had an asset held for sale with a recorded value of $700,000 (selling price of $750,000 less disposal costs) in the Plastic Container segment. During the second quarter of fiscal year 2005, the Company recorded a $450,000 pre-tax charge to operations for asset impairment arising from the expected loss on the sale of its Kingston, New York manufacturing facility. The Company classified this facility in net assets held for disposition at December 31, 2004, and in January, the Company entered into a contract for sale. The closing date was March 14, 2005. An additional impairment charge in the amount of $4,000 was incurred during the third quarter of fiscal year 2005. Total impairment charge of $453,000 was recorded as a pre-tax charge to operations.

The Company has assets held for sale with a recorded value of $1,736,000 consisting of building and land in the amount of $1,111,000 and machinery and equipment with a net value of $625,000. During the third fiscal quarter 2005, the Company recorded a $733,000 pre-tax charge to operations for asset impairment relating to the expected loss on the sale of machinery and equipment located at the Eatontown, New Jersey manufacturing facility. The Company has classified this facility (part of the Compound segment) in net assets held for disposition at March 31, 2005. In May the Company signed a non binding asset purchase agreement with a third party, to sell the equipment for approximately $625,000, which is below book value.

The effective income tax rate changed from a provision of 42.2% to a benefit of 48.3% for the three month period ended March 31, 2004 and 2005 respectfully. The effective income tax rate changed from a provision of 38.9% t a benefit of 16.9% for the nine month period ended March 31, 2004 and 2005 respectively. This change in the tax effective rate is due to the tax benefits received through the utilization of net operating losses, offset by non-deductible permanent charges for impairment of goodwill.

In May 2005 the Company signed a non-binding asset purchase agreement with a third party to sell certain assets that are a component of the Compound segment. Due diligence is not completed and the transaction is expected to close in the fourth quarter. All of the fixed assets of Compound segment have been classified as assets held for sale. Management does not anticipate any significant changes to the asset purchase agreement, or expect that the asset purchase agreement will be withdrawn. As a result, the Compound segment has been reflected in the Company's financial statements as a discontinued operation for all periods presented, unless otherwise indicated. Amounts provided in these notes to the consolidated financial statements may pertain to both continuing and discontinued operations. Sales for this discontinued segment see Note 7.

Net loss for the quarter ended March 31, 2005, was $222,500, or $0.03 on a diluted earnings per share basis, compared to a net profit of $313,000, or $0.04 on a diluted earnings per share basis, for the same period a year ago. For the nine months ended March 31, 2005, the net loss was $6,061,000, or $0.86 on a diluted earnings per share basis, compared to a net loss of $134,600, or $0.02 on a diluted earnings per share basis, for the nine-month period ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

This discussion is presented on a consolidated basis because management generally does not monitor liquidity and capital resources on a segment basis.

Because we sell plastic containers used in seasonal industries such as lawn and garden, we have seasonal sales like the rest of the industry. Due to these seasonal fluctuations, we incur short-term indebtedness to finance our working capital requirements.

The Company's liquidity position and working capital remained adequate for the nine-month period ended March 31, 2005. Net working capital as of March

31, 2005, increased to $19,480,000 from $13,796,000 as at June 30, 2004. The current ratio of assets to liabilities increased from 1.8 at June 30, 2004, to
2.3 at March 31, 2005, due primarily to the net increase in inventories for the anticipation of increased sales in future periods and to avoid shipping delays along with the purchase of larger quantities of PET compound to hedge against future price increases, prepaid expenses, and current portion of deferred income taxes.

During the nine-month period ended March 31, 2005, the Company generated net cash from operating activities of $510,000; proceeds from our revolving credit facility, additional equipment financing and proceeds from the sale of assets which totaled $4,322,000. These funds were primarily used to acquire capital assets of $2,040,000 and to reduce debt by $2,738,000.

Cash provided from accounts receivable, net of allowances during the nine- month period ended March 31, 2005, was $1,146,800, compared to cash used of $1,384,400 during the same period a year ago. This increase is primarily due to a decrease in days sales outstanding and better collections of outstanding balances.

Cash used for inventories, net of reserves, during the nine-month period ended March 31, 2005, was $1,482,000, a significant decrease from the $2,721,000 used in the corresponding period of the prior year. We reduced inventories by initiating various strategic initiatives to enhance scheduling and planning efficiencies and improving our purchasing procedures.

Cash used for capital assets during the nine-month period ended March 31, 2005, decreased by $1,682,000 from the same period a year ago. For the nine-month period ended March 31, 2004, capital assets were purchased largely to support growth in our PET product line.

Proceeds from the sale of the Kingston facility which occurred on March 14, 2005, were $696,000.

Our short-term liquidity and short-term capital resources are projected to be adequate to allow the Company to continue to meet financial obligations. Management believes the financial resources available to the Company, including internally generated funds and borrowings under our revolving credit facility, will be sufficient to meet foreseeable working capital requirements. At March 31, 2005, we had unused sources of liquidity consisting of cash and cash equivalents of $480,000, and unused credit under a revolving credit facility of $6,284,000.

Our revolving credit facility includes financial and other covenants, including a minimum equity covenant and a fixed charge coverage covenant. As of March 31, 2005, we were in compliance with all applicable covenants. In November 2004, the Company extended the PNC Bank Agreement described in Note 6, which was scheduled to mature in 2005. The terms and conditions are substantially the same as the original agreement, although the total amount of the facility was reduced. The total senior secured credit facility was approximately $28,500,000 at March 31, 2005.

We utilize revolving loan facilities for seasonal working capital needs and for other general corporate purposes. We can use amounts available under revolving loan facilities in excess of seasonal working capital needs to pursue our growth strategy, particularly in PET product lines, and for other permitted purposes.

There were no material changes during the nine months ended March 31, 2005, in the contractual obligations presented in the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended June 30, 2004, other than the changes in the PNC Bank Agreement discussed above.

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

Forward-looking statements do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. For example, forward-looking statements may be statements relating to future actions; prospective changes in raw material costs, product pricing or product demand; future performance or results of current and anticipated market conditions and market strategies; sales efforts; expenses; and financial results.

There are risks and uncertainties that may cause results to differ materially from those set forth in the Company's forward-looking statements. It is not possible to predict or identify all risk factors, but unanticipated changes that could cause such results to differ materially could include changes in U.S., regional, or world polymer growth rates affecting the Company's markets; changes in global industry capacity or in the rate at which anticipated changes in capacity are realized in the polyvinyl chloride or other industries in which the Company participates; fluctuations in raw material prices, quality and supply and in energy prices and supply, and particularly fluctuations outside the normal range of industry cycles; and an inability to raise prices or sustain price increases for products.

The Company cannot guarantee that any forward-looking statement will be realized, although management believes its plans and assumptions are prudent. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated, or projected.

The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. Investors should consult any further disclosures the Company makes on related subjects in its filings with the Securities and Exchange Commission.

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

As of March 31, 2005, the Company had total outstanding indebtedness of $28,895,000. Of this amount, the total indebtedness subject to variable interest rates was approximately $22,295,000. Based on the Company's March 31, 2005, variable debt level, a 25 basis point increase or decrease in interest rates would have had a $13,935 impact on interest expense for the quarter ended March 31, 2005.

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

           Date: May 16, 2005         PVC Container Corporation
                                       /s/ William J. Bergen
                                       William J. Bergen
                                       President and Chief Executive Officer

           Date: May 16, 2005          PVC Container Corporation
                                       /s/ Jeffrey Shapiro
                                       Jeffrey Shapiro
                                       Chief Financial Officer