Form 10-K
period 2005-06-30
PVC CONTAINER CORP
filed 2005-10-13
CIK 81288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO THE SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 0-08791
PVC CONTAINER CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-2616435

(State of Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2 Industrial Way West, Eatontown, New Jersey	07724-2202

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code (732) 542-0060
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of Class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2004, the last business day of the registrant’s second fiscal quarter, at a closing price of $1.75 as reported by the OTC Bulletin Board, was approximately $3,656,296.
     The number of shares outstanding of the registrant’s only class of common stock, as of the latest practicable date, is as follows:

Class	Outstanding as of September 28, 2005

Common Stock, $.01 par value	7,042,393
DOCUMENTS INCORPORATED BY REFERENCE
None

PART I
Item 1. Business.
     General. PVC Container Corporation (the “Company”) was incorporated in Delaware on June 14, 1968. The Company’s major business activity is the manufacture and sale of small volume, high tolerance technical blow molded plastic bottles and containers made primarily from high-density polyethylene (“HDPE”), polypropylene (“PP”), polyethylene terephthalate (“PET”) and polyvinyl chloride (“PVC”) resins. Some of the HDPE bottles are fluorinated to improve the chemical resistance and barrier properties of the containers.
     The Company sells and markets its plastic bottles utilizing two wholly-owned subsidiaries, Novapak Corporation (“Novapak”) and Airopak Corporation (“Airopak”). Novapak sells a general line of plastic bottles to the personal care, food, toner copier container, medical diagnostic equipment and household chemical markets. Airopak sells a line of fluorinated containers primarily to the lawn and garden and industrial chemical markets.
     On May 31, 2005, the Company sold its compound business, consisting of substantially all of the assets of its former plastic compound segment. Previously, the Company sold PVC compounds through its wholly–owned subsidiary, Novatec Plastics Corporation (“Novatec”). Pursuant to the purchase agreement, the Company sold the equipment, compounding recipes, customer list and certain other assets of the plastic compound segment. The Company received gross proceeds of $1,125,000 (which includes an advance of $500,000 on earn-out payments) and may be entitled to additional earn-out payments if the transferred business achieves certain sales targets through December 31, 2009. Due to that transaction, the Company now operates in only one segment.
     Sales. The Company’s plastic bottles are sold primarily to manufacturers of personal care products, food, household chemicals, lawn and garden products and industrial chemical products, to private label manufacturers of similar products, and to bottle distributors that sell to such manufacturers. The Company effects a nominal volume of sales through commissioned sales representatives. During the fiscal year ended June 30, 2005, no single customer accounted for 10% or more of the Company’s net sales.
     Plastic bottles are offered in food grade and non-food grade materials, fluorinated or non-fluorinated, in clear and opaque colors and in a range of sizes from one ounce to 225 ounces. The Company produces plastic bottles utilizing its own molds in proprietary company designs (referred to as stock bottles), and it also produces on a contractual basis plastic bottles in molds owned by the customer, utilizing the customer’s designs and specifications.
     The plastic bottle business is largely “regional.” The majority of the Company’s customers are within a 300-mile radius of the Company’s manufacturing plants. Freight costs restrict shipping bulky plastic bottles long distances, although customers are willing to pay freight for specialty bottles of a unique design or fluorinated containers that are not available from local manufacturers.
     The Company’s business is usually characterized by low customer demand during the months of July and August and the last half of December because buyers’ plants often shut down during those periods. Some of the markets in which the Company sells are seasonal, such as Airopak’s primary markets of lawn, garden, and agricultural chemicals. These markets are characterized by high demand from December through June and low demand from July through November.
     Manufacturing Operations. The Company utilizes two basic processes to manufacture its plastic bottles: extrusion blow molding (“EBM”) and injection stretch blow molding (“ISBM”).

     Plastic bottles made from HDPE, PP or PVC resins are manufactured using the EBM process. EBM involves melting the plastic resins in an extruder and forming a plastic tube or parison that is placed inside a two-piece blow mold. The mold then closes and clamps around the tube and the tube is blown (inflated) with compressed air against the walls of the mold, forming the bottle to the shape of the mold. Some of the EBM production also incorporates proprietary technology to manufacture fluorinated HDPE plastic bottles.
     The Company’s PET bottles are manufactured using a two-step ISBM process. This process involves injection molding PET resins into a parison called a preform. These PET preforms are then placed in a separate blow molding machine, where they are re-heated and blown into bottles, also utilizing a blow mold.
     The Company provides a variety of value-added services, such as bottle decoration. The Company’s decorating capabilities include automatic silk screening for multiple color applications, pressure sensitive paper and plastic film labels and therimage heat transfer labeling.
     The Company operates plastic bottle manufacturing and warehousing facilities in Hazleton, Pennsylvania; Paris, Illinois; Manchester, Pennsylvania; Walterboro, South Carolina; and Philmont, New York. A description of the Company’s plastic bottle facilities are set forth below in Item 2 entitled “Properties.”
     Raw Materials. From 1982 until June 2005, the Company had manufactured most of the PVC compounds it needed to manufacture plastic bottles. As a result of the sale of substantially all of the assets of its plastic compound segment, the Company no longer manufactures the necessary PVC compounds. On May 31, 2005, the Company entered into a supply agreement with the purchaser of these assets, PolyOne Corporation (“PolyOne”), whereby the Company will purchase from PolyOne, and PolyOne will supply to the Company, a percentage of the Company’s requirements for certain PVC compounds through December 31, 2009.
     The other raw materials used to manufacture plastic bottles are primarily HDPE, PP and PET. Management believes the Company is not dependent upon any single supplier for these major raw materials. The Company relies on multi-year supply contracts for the purchase of these raw materials. Management believes the Company will be able to purchase sufficient quantities in the foreseeable future.
     The cost of these raw materials is directly affected by the cost of petroleum. Accordingly, increases in the costs of petroleum increase the cost of the raw materials that the Company uses. Recently, Hurricane Katrina and Hurricane Rita severely disrupted the petrochemical industry, increasing the cost of petroleum, and consequently, the Company’s raw materials. A shortage of petroleum also would have a negative effect on the availability and the cost of the raw materials the Company uses.
     The availability and price of resins has a direct effect on the Company’s business. Although sufficient PVC, HDPE, PP and PET resins are currently available for the Company’s operations, the Company cannot guarantee that an adequate supply of plastic resins will be available in the future. Moreover, the cost of resin can vary, such as the recent price increases due to the impact of Hurricane Katrina and Hurricane Rita, and may have a material impact on the Company’s business. In the past, the Company has generally been able to recover some – but not all – of the amount of resin price increases by increasing the sales price of its plastic bottles. Any inability to raise prices could have an adverse impact on the Company’s financial results. Prices for PVC, HDPE, PP and PET resins are mostly dependent upon the prices of their components parts. See the information under the caption “Competition and Marketing” below.
     Inventory. Depending upon the level of demand and scheduling requirements for the Company’s products, the Company maintains on average four to six weeks of plastic bottles finished goods inventory. From time to time, depending upon the prices and availability of raw materials, the Company will pre-buy or increase inventory of raw materials from a normal two- to three-week supply to up to a two-month supply to offset anticipated price increases. During peak sales periods, it is sometimes necessary to use third party warehouse facilities to store inventory of the Company’s products and raw materials.
     Backlog. Generally, the Company’s backlog of unfilled orders ranges between approximately four and six weeks. The volume of unfilled orders was approximately $10,000,000 at June 30, 2005, compared to approximately $9,000,000 at June 30, 2004. There can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders.
     Competition and Marketing. The Company is one of approximately thirty known manufacturers of plastic bottles in the United States. The dominant manufacturers of plastic bottles are Graham Packaging and Silgan Corp. The Company’s sales volume, production capacity and consumption of PVC resin are modest compared to its competitors.
     The Company principally competes in the plastic bottle market on the basis of quality, customer service, and competitive pricing. Management believes the Company produces a high quality product in a timely manner in accordance with customer specifications and requirements with diligent and attentive customer service. Management believes that these constitute the primary areas in which the Company can compete in the plastic bottle industry.
     The market for PVC bottles has declined somewhat during the past several years due to industry concern over solid waste issues. See the information under the caption “Environmental Regulation” below for a further discussion of solid waste issues. Currently, however, industry demand for PVC bottles is stable.
     Management believes the Company’s technical, marketing and manufacturing capability is equal to that of its major competitors in small to midsize volume applications in its region – particularly in the toiletry, cosmetic, and household chemical products markets.
     PVC and PET are alternative materials used to manufacture clear or transparent plastic bottles. Over the past several years, use of PET in the clear plastic bottle market has increased, especially in high–volume food, personal care and household chemical markets. Because of this trend, the Company has made substantial investments in ISBM technology. PET bottles now represent a significant portion of the Company’s plastic bottle business. PVC bottles still represent a niche market for the Company because these bottles are preferred in many small and mid-range volume applications, including bottles requiring an integral handle, which cannot be manufactured in PET.
     Research and Development. The Company spent approximately $244,000, $323,000 and $290,000 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively, on research activities relating to the development of new container designs and the production of compounds. Historically, the Company’s research and development efforts focused primarily on new PVC compound development.

     Environmental Regulation. Management does not believe that compliance with federal, state, and local laws and regulations that have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, has had or will have any material effect upon the Company’s capital expenditures, earnings, or competitive position. However, the future of PVC as a material for packaging foods has been threatened by the unwillingness of the Food and Drug Administration (the “FDA”) to implement standards for the level of residual vinyl chloride monomer (“VCM”) acceptable for various food packaging. Although the FDA’s proposed levels of VCM are expected to be easily attainable, the FDA has been precluded from issuing the standards by the Environmental Protection Agency (the “EPA”), which is insisting that a new environmental impact statement be developed prior to promulgating new standards. The EPA’s concern is that the adoption of the FDA’s new regulations will stimulate additional demand for PVC bottles and, hence, add to the PVC in the waste stream. The Society of Plastics Industry and Vinyl Institute, which represent the PVC industry on this issue, estimate that it will take several years to complete an acceptable environmental impact statement.
     Solid waste disposal and mandatory recycling have become major environmental issues with respect to plastic packaging in general. There also are concerns over the incineration of PVC compounds, which allegedly produces hydrochloric acid and dioxin emissions. Further, several states have proposed bans of certain plastics, including PVC packaging materials, but no bans have been implemented yet. Industry lobbyists have supported state legislation promoting the recycling of plastics. The Company is currently implementing a program, which is mandatory in certain states, of placing a recycling code on the bottom of most bottles eight ounces in capacity or larger. Management believes that the threat of further regulatory actions inhibiting the growth of PVC as a viable packaging material will be minimal, although the Company cannot guarantee that further regulatory actions, or the threat of further regulatory action, would not have a negative impact on the Company’s business.
     Employees. As of June 30, 2005, the Company employed 36 people at its executive office located at 2 Industrial Way West, Eatontown, New Jersey. The Company occupies approximately 9,300 square feet of executive offices under a lease for a term of ten years commencing on January 1, 1999. Monthly rental is $16,275 until December 31, 2006 and then $17,050 until the end of the term.
     As of June 30, 2005, the Company employed 40 people at the Eatontown, New Jersey manufacturing facility (see “Discontinued Operations” below); 121 people in the manufacturing facility in Hazleton, Pennsylvania; 127 people at the Paris, Illinois facility; 19 people at the Walterboro, S.C. facility; 78 people at Airopak Corporation in the Manchester, Pennsylvania facility; and 129 people at the Philmont, New York facility. The Company considers its relations with its work force to be good.
     In connection with a cost reduction initiative begun in November 2004, the Company has reduced its workforce by 29 salaried individuals from 585 employees to 556 employees. The Company recognized total charges of $713,000 associated with the workforce reduction, including severance and related benefit costs. The workforce reduction is expected to reduce the Company’s payroll and benefits by approximately $1.7 million annually.
     Discontinued Operations. The discontinued operations discussed in this report include the operations of the Company’s plastic compound segment, substantially all of the assets of which were sold on May 31, 2005. Through its plastic compound segment, the Company produced and sold PVC compounds that the Company used to manufacture plastic bottles. The plastic compound segment also manufactured a diverse range of rigid PVC compounds for non-bottle applications, referred to as specialty compounds, which were sold to manufacturers of plastic injection molded and extruded products for use in products such as fencing, furniture edgebanding, electrical wiring devices and electronic housings.
     Financial Information about Foreign and Domestic Operations and Export Sales. The Company had export sales of $3,734,000 (includes discontinued compound business of $1,705,000), $4,391,000 (includes discontinued compound business of $2,591,000) and $5,348,000 (includes discontinued compound business of $3,367,000) during the fiscal years ended June 30, 2005, 2004, and 2003, respectively. During the fiscal year ended June 30, 2005, net sales to the northeast region of the United States amounted to $33,734,000 (includes discontinued compound business of $5,629,000), net sales to the Midwest region of the United States amounted to $48,573,000 (includes discontinued compound business of $6,778,000), net sales to the Southeast region of the United States amounted to $6,963,000 (includes discontinued compound business of $835,000), and net sales to other domestic regions amounted to $7,741,000 (includes discontinued compound business of $90,000).
     Recent Developments. The Company’s Board of Directors recently approved a 1-for-2,000 reverse stock split as part of a “going-private” transaction. When the reverse stock split becomes effective, stockholders will be entitled to receive cash in lieu of fractional shares. The reverse stock split is expected to reduce the number of record holders of the Company’s common stock below 300 so that the Company will be eligible to terminate the registration of its common stock under the Securities Exchange Act of 1934 and to cease filing periodic and other reports with the SEC. A special meeting of the Company’ stockholders will be held to consider approval of the reverse stock split.
     Item 2. Properties.
     The Company’s activities are conducted at the six facilities described in the following table. During fiscal 2005, the Company made effective use of its facilities. Management believes that the quality and productive capacity of the Company’s facilities are sufficient to maintain its business for the foreseeable future.

		Building Area
Location	Purpose of Facility	(square feet)
Hazleton, Pennsylvania	Plastic bottle plant, warehouse, and office	160,000	(1)
Eatontown, New Jersey	Executive offices	9,300
Manchester, Pennsylvania	Airopak Corporation plant and warehouse	145,221	(2)
Paris, Illinois	Plastic bottle plant, warehouse, and office	125,000	(3)
Walterboro, South Carolina	Plastic bottle plant, warehouse, and office	61,430	(4)
Philmont, New York	Plastic bottle plant, warehouse, and office	100,000	(5)

1.	In September 1998, the Company relocated its Eatontown, New Jersey manufacturing facilities to a new facility located in Hazleton, Pennsylvania on ten acres of property owned by the Company. The Hazleton facility is a solid concrete tilt-up facility with an integrated sprinkler system and 160,000 square feet of manufacturing and warehouse space. There are ten loading docks and a rail siding at the facility.

2.	The facilities in Manchester are leased and consist of approximately 145,221 square feet of manufacturing and warehouse space. The aggregate annual rent payable with respect to this space is $455,321 plus real estate taxes, utilities and certain other charges payable under a lease that expires on April 30, 2013 (with the option of two additional five-year terms). Management believes these facilities are large enough to allow for future growth of the business there.

3.	The Company commenced operations in 1993 in a new 62,500 square foot concrete plastic bottle manufacturing facility located in Paris, Illinois. The Company owns this facility and 20 acres of land on which it is located. Financing for this facility was obtained from the Edgar County Bank, the City of Paris, Illinois and the Illinois Small Business Development Agency. In July 1997, the Company completed the construction of an additional 62,500 square foot warehouse and manufacturing space on this land. The Company financed this expansion through the issuance of Industrial Development Revenue Bonds by the City of Paris, Illinois in the aggregate principal amount of $3,500,000.

4.	In October 1996, the Company completed construction and began operations in a new plastic bottle manufacturing plant in Walterboro, South Carolina. The Company owns this facility, which consists of 61,430 square feet of warehouse and manufacturing space and is located on 8.83 acres of property. Financing for this facility was obtained through the South Carolina Economic Development Authority in the amount of $5,500,000.

5.	On March 30, 1998, the Company acquired the plastic bottle manufacturing facilities of McKechnie Investments, Inc. The facility consists of 100,000 square feet of warehouse and manufacturing space located on 37 acres of property owned by the Company.
Item 3. Legal Proceedings.
     There are no material actions or claims pending against the Company that, in the opinion of management, would adversely affect the business or financial condition of the Company.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
PART II

Item 5.	Market For Registrant’s Common Equity, Related Securityholder Matters and Issuer Purchases of Equity Securities.
     The Company’s common stock trades on the OTC Bulletin Board under the symbol PVCC. The last trade of the common stock on September 28, 2005 was at a price of $2.07 per share. The following is a summary of the high and low sales prices during the fiscal years ended June 30, 2005, and June 30, 2004:
Year Ended June 30, 2005

	Low	High
1st Quarter	$1.60	$2.25
2nd Quarter	1.50	1.80
3rd Quarter	1.52	1.75
4th Quarter	1.52	2.25

Year Ended June 30, 2004

	Low	High
1st Quarter	$3.00	$5.00
2nd Quarter	3.00	4.00
3rd Quarter	3.05	4.50
4th Quarter	2.00	3.50
     As of September 28, 2005, the number of holders of record of the issued and outstanding common stock of the Company was approximately 376.
     The Company has not declared or paid any cash dividends on its common stock since at least 1997, and management does not anticipate that the Company will declare or pay any dividends in the future. Any future declaration and payment of cash dividends will be subject to the discretion of the Board and will depend upon the Company’s results of operations, financial condition, cash requirements, future prospects, changes in tax legislation and other factors deemed relevant by the Board. Additionally, the terms of our credit facility prevent us from paying any dividends without the written consent of our primary lender.
Item 6. Selected Financial Data.
     The selected consolidated financial data set forth below should be read in conjunction with the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes, and other financial information included in this report. The selected consolidated financial data set forth below as of June 30, 2005, and 2004, and for the years ended June 30, 2005, 2004, and 2003 have been derived from the audited consolidated financial statements included in this report. The selected consolidated financial data set forth below as of June 30, 2003, 2002, and 2001 and for the years ended June 30, 2002, and 2001 have been derived from the audited consolidated financial statements that are not included in this report. Historical results are not necessarily indicative of the results that may be expected for any future period.
     The operating expenses include costs associated with strategic decisions we implemented regarding the restructuring program initiated in November of 2004, one-time charges associated with the write-off of good will, the placement of the new management team and escalating plastic resin costs and other increased operational costs.
     The selected consolidated financial data provided below treat the operations of the Company’s plastic compound segment, substantially all of the assets of which were sold in May 2005, as discontinued operations. Amounts for the years ended June 30, 2005, 2004, 2003, 2002, and 2001 have been reclassified accordingly.

	2005	2004	2003	2002	2001
SELECTED INCOME STATEMENT DATA:
Net sales	$85,794,538	$82,164,615	$76,047,910	$68,786,856	$72,782,104
Operating expenses	$91,237,861	$81,990,056	$74,310,205	$68,264,632	$73,726,364
Operating (loss) income	$(5,443,323)	$174,559	$1,737,705	$522,224	$(944,260)
Net (loss) before income taxes	$(7,101,294)	$(1,453,120)	$(37,506)	$(1,511,796)	$(3,663,033)
(Benefit) for income taxes	$(1,325,471)	$(564,978)	$(1,949)	$(501,476)	$(1,246,452)
Net (loss) from continuing operations	$(5,775,823)	$(888,142)	$(35,557)	$(1,010,320)	$(2,416,581)
Discontinued operations:
(Loss) income from plastic compounding segment	$(904,326)	$1,376,412	$1,516,407	$2,122,539	$1,933,981
(Benefit) provision for income taxes	$(578,604)	$553,225	$608,298	$850,774	$658,574
(Loss) income from discontinued operations	$(325,722)	$823,187	$908,109	$1,271,765	$1,275,407
Net (loss) income	$(6,101,545)	$(64,955)	$872,552	$261,445	$(1,141,174)

Earnings per share:
Weighted average shares for diluted shares	7,042,393	7,042,393	7,043,485	7,044,379	7,044,655
(Loss) per share (basic and diluted) from continuing operations	$(0.82)	$(0.13)	$(0.01)	$(0.14)	$(0.34)
(Loss) income per share (basic and diluted) from discontinued operations	$(0.05)	$0.12	$0.13	$0.18	$0.18
(Loss) earnings per share (basic and diluted) from operations	$(0.87)	$(0.01)	$0.12	$0.04	$(0.16)

SELECTED BALANCE SHEET DATA:
Current assets	$31,032,178	$31,484,412	$28,511,306	$26,921,243	$29,266,731
Current liabilities	$11,779,008	$16,510,479	$14,159,902	$15,086,732	$14,845,192
Working capital	$19,253,170	$14,973,933	$14,351,404	$11,834,511	$14,421,539
Total assets	$53,313,963	$62,389,221	$62,444,191	$61,255,060	$68,228,428
Long-term obligations	$25,444,503	$24,275,508	$27,024,324	$26,379,176	$32,317,612
Stockholders’ equity	$13,077,054	$18,974,942	$18,836,254	$18,010,053	$17,853,117

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following information should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in this report.
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

Critical Accounting Policies
     Management believes the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.
Bad debt
     The Company maintains allowances for doubtful accounts for estimated losses resulting from customers’ failure to make mandatory payments. If the financial condition of the Company’s customers were to erode, making them unable to make payments, additional allowances may be required. Management reviews the outstanding accounts receivable balances and based on investigations and discussions with the customers and other third parties determines a reasonable percentage to be reserved.
Inventory
     Inventories are valued at the lower of cost or market, using the first-in, first-out method. The Company provides reserves for estimated obsolescence of its inventory based on a percentage of inventory over a certain number of days old. If actual market conditions deteriorate, additional inventory reserves may be required. Any change to the reserve is reflected in cost of sales in the period the revision is made.
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
     A reconciliation of the income tax provision and the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows (continuing and discontinued operations):

	2005	2004	2003

Federal tax at statutory rate	(34%)	(34%)	34%
Effect of:
State income taxes, net of federal income tax benefit	(4)	(5)	2
Goodwill impairment	20	—	—
Meals and entertainment and other permanent differences	—	—	(31)

Effective income tax rate	(18%)	(39%)	5%

     The change in the effective tax rate from fiscal 2004 to fiscal 2005 was primarily attributable to the effect of goodwill amortization while the pre-tax loss in fiscal 2005 and the amount of meals, entertainment, and other permanent differences as a percentage of pre-tax loss were lower from year to year. The change in the effective tax rate from fiscal 2003 to fiscal 2004 was primarily attributable to the decrease in pre-tax income in fiscal 2004, while the amount of meals, entertainment and other permanent differences as a percentage of pre-tax loss were higher from year to year.

Operating Performance
     In the discussion of the Company’s results of operations that follows, the Company presents EBITDA, which it defines as earnings (loss) before interest, taxes, depreciation and amortization. Management believes that the presentation of EBITDA provides useful information to investors because management uses EBITDA to assess operating performance. Additionally, management believes that EBITDA is a measurement widely used in the Company’s industry. Consequently, management believes this information allows investors to analyze the Company’s performance relative to its competitors. However, EBITDA is not a measurement of operating performance computed in accordance with Generally Accepted Accounting Principles and should not be considered in isolation or as a substitute for any measure of performance that is determined in accordance with Generally Accepted Accounting Principles. EBITDA may not be comparable to similarly titled measures of other companies.
     The following table provides a reconciliation from net income (loss) to EBITDA.

	Fiscal Year Ended June 30th
	(continuing and discontinued operations)
	2005	2004	2003
Net (loss) income as reported	$(6,101,545)	$(64,955)	$872,552

Add back:

(Benefit) provision for income taxes	(1,904,075)	(11,753)	606,349

Interest expense (net)	1,787,952	1,864,438	1,942,708

Depreciation and amortization	5,675,876	6,263,328	6,022,207

EBITDA	$(541,792)	$8,051,058	$9,443,816

Discontinued Operations
     On May 31, 2005, the Company completed the previously announced disposition of its compound business to PolyOne. The Company received gross proceeds of $1,125,000 (which included an advance of $500,000 on earn-out payments) and may be entitled to additional earn-out payments if the transferred business achieves certain sales targets through December 31, 2009. As a result of the sale of our compound business, domestic revenues and expenses have been reclassified to discontinued operations. The Company also entered into a supply agreement with PolyOne in connection with the closing of the disposition, whereby the Company will purchase from PolyOne, and PolyOne will supply to the Company, a percentage of the Company’s requirements for certain PVC compounds through December 31, 2009.

Raw Material Costs
     The cost of the primary raw materials that the Company uses is directly affected by the cost of petroleum; accordingly, increases in the costs of petroleum increase the cost of the Company’s raw materials. Recently, Hurricane Katrina and Hurricane Rita severely disrupted the petrochemical industry, causing substantial cost increases in the Company’s raw materials. If the Company cannot pass along raw material price increases to its customers, the Company’s financial results could be adversely affected. Additionally, in the short term, the substantial cost increases in raw materials could adversely affect the Company’s liquidity.
Reverse Stock Split
     The Company’s Board of Directors recently approved a 1-for-2,000 reverse stock split as part of a “going-private” transaction. When the reverse stock split becomes effective, stockholders will be entitled to receive cash in lieu of fractional shares. The reverse stock split is expected to reduce the number of record holders of the Company’s common stock below 300 so that the Company will be eligible to terminate the registration of its common stock under the Securities Exchange Act of 1934 and to cease filing periodic and other reports with the SEC. Completion of the reverse stock split will require approximately $1.1 million, which includes approximately $480,000 in legal costs and other expenses related to the transaction, plus approximately $620,000 in payments to holders of the Company’s common stock in lieu of fractional shares. The Company intends to use a portion of the proceeds that it expects to receive from the sale of a building utilized by its former plastic compound segment to meet these expenses. That sale is expected to occur in October 2005. If the sale does not close before the reverse stock split is effected, the Company intends to use borrowings under its revolving credit facility and available cash on hand. Management believes that going private will reduce the Company’s annual selling, general and administrative (“SG&A”) expenses significantly, and also will allow the Company to avoid significant SG&A expenses because the Company will not be required to comply with the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act.
RESULTS OF OPERATIONS
Fiscal 2005 Compared to Fiscal 2004
Continuing Operations
     The Company’s net sales for the fiscal year ended June 30, 2005 were $85,795,000, an increase of 4.4% from the fiscal 2004 total of $82,165,000. This increase in revenue reflects an increase in our plastic bottle segment.
     The increase in the plastic bottle segment reflects a 23% growth in PET bottle sales. This is the result of the Company’s continued innovations in PET blow molding technology and other efforts to expand its market share for this line of business, and the pass-through of higher resin costs to customers. The Company’s fluorinated specialty bottle business also had strong growth of 7.5% in fiscal 2005. Growth in these markets was offset by a 7.1% decrease in general line HDPE and PVC extrusion blown bottle sales.
     Cost of goods sold were $70,701,000 or 82.4% of net sales for the fiscal year ended June 30, 2005 compared to $66,065,000 or 80.4% of nets sales for fiscal 2004. This increase in cost of goods sold as a percentage of revenue was caused primarily by increased raw material costs.

     In addition, the plastic container segment experienced manufacturing inefficiencies related to the transfer of operations from Kingston, New York to Philmont, New York. These associated additional costs are reflected in cost of goods sold.
     SG&A expenses were $10,750,000, or 12.5% of net sales, for the fiscal year ended June 30, 2005, compared to $9,620,000, or 11.7% of net sales, for fiscal 2004. The increase in SG&A expenses was mainly attributable to executive severance costs related to the resignation of the former president and Chief Executive Officer as severance compensation. The Company paid this executive an amount equal to $710,000. Also contributing to the increase were executive recruiting costs and increased professional fees.
     Depreciation and amortization expense decreased by $505,000 from fiscal 2004, primarily because certain manufacturing and computer assets became fully depreciated in fiscal 2005.
     During the second quarter of fiscal 2005, the Company charged to operations $3,296,000, which was the full carrying value of goodwill resulting from operations at the Company’s New York extrusion blow molding facility. This facility experienced significant and unexpected reductions in gross margin and declines in revenue because the Company lost several customer contracts and was unable to successfully pass on rising compound prices to customers. Moreover, certain cost containment and cost reduction initiatives at this facility did not have the expected impact on operating performance. Management’s forecast of future cash flows for the New York operation was substantially lower than previous forecasts. Because of these impairment indicators, the Company performed an interim test for goodwill impairment using the discounted cash flow evaluation approach and determined that the goodwill was impaired.
     In the third and fourth quarters of fiscal 2005, the Company recorded pre-tax charges of $51,000 and $76,000, respectively, for restructuring, bringing the total amount of pre-tax charges in fiscal 2005 to $700,000, all of which was paid as of June 30, 2005. This amount primarily reflects severance and related benefit costs, The Company eliminated 29 salaried positions, As of June 30, 2005, 25 of these positions have been eliminated, and the employees who held these positions are no longer with the Company. This restructuring was implemented to compensate for the escalating costs of raw materials and the Company’s inability, for competitive reasons, to pass all of these increases to its customers.
     In addition, the Company is in the final stages of a cost reduction initiative, which is expected to reduce payroll and benefits by nearly $1,700,000 annually, to improve operating efficiency, and to position the Company to take advantage of new business opportunities. Management will continue to make strategic decisions to seek out all cost savings initiatives to attain maximum profitability.
     During fiscal 2005, the Company had an asset held for sale – the Kingston, New York manufacturing facility — with a recorded value of $700,000 (selling price of $750,000 less disposal costs) in the plastic container segment. During the second quarter of fiscal 2005, the Company recorded a $450,000 pre-tax charge to operations for asset impairment arising from the expected loss on the sale this facility. The Company classified the Kingston facility in net assets held for disposition at December 31, 2004, and in January, the Company entered into a contract for sale with a closing date of March 14, 2005. An additional impairment charge in the amount of $2,000 was incurred following the sale. The total impairment charge of $452,000 was recorded as a pre-tax charge to operations.
     Net interest expense decreased $29,000 during the fiscal year ended June 30, 2005. This net decrease was attributable to a reduction in debt from fiscal 2004 amounts.

     Other income in fiscal 2005 and 2004 represents the profit generated on the sale of various production equipment taken out of service.
     Loss from operations for fiscal year ended June 30, 2005 was ($5,443,000) compared to income from operations of $175,000 in fiscal 2004. The main contributing factors to the loss were charges in fiscal 2005 for goodwill impairment ($3,296,000), restructuring ($713,000), executive severance ($710,000) and asset impairment ($452,000).
     EBITDA decreased from approximately $8,051,000 in fiscal 2004 to $(542,000) in fiscal 2005. This decrease was primarily a result of higher raw material costs in the Company’s plastic container segment as well as executive severance costs, executive recruiting costs, increased professional fees, and a write-down of goodwill (discussed above) incurred during fiscal 2005.
     The effective income tax rate changed from a provision of 38.8% for fiscal 2004 to a benefit of 18.6% for fiscal 2005. This change in the effective income tax rate was due to the tax benefits received through the utilization of net operating losses, offset by non-deductible permanent charges for impairment of goodwill.
Discontinued Operations
     The discontinued plastic compound segment reflected a loss of $904,000 in fiscal 2005, as compared to earnings of $1,376,000 in fiscal 2004. The major contributing factors were:
     •     net sales decreased from $15,582,000 in fiscal 2004 to $14,951,000 in fiscal 2005 as a result of decreased demand for PVC compound; and
     •     cost of goods sold as a percentage of net sales increased to 93.5% in fiscal 2005 from 81.5% in fiscal 2004. The increase in cost of goods sold was caused primarily by increased raw material costs that could not be passed through to customers selling prices.
     In May 2005, the Company sold the machinery and equipment of the plastic compound segment for approximately $625,000, which was $804,000 below book value and recorded as a pre-tax charge to discontinued operations for asset impairment. The pre-tax charge to operations for asset impairment was related to the expected loss on the sale of all of the plastic compound’s fixed assets — primarily machinery and equipment located at the Eatontown, New Jersey manufacturing facility. As a result of the sale, the compound business formerly conducted by the plastic compound segment has been reflected in the Company’s financial statements as a discontinued operation for all periods presented, unless otherwise indicated. Amounts provided in the notes to the Company’s consolidated financial statements may pertain to both continuing and discontinued operations. For more information regarding sales for this discontinued operation, see Note 14 to the consolidated financial statements.
     During fiscal 2005, the Company also had assets held for disposition with a recorded value of $1,111,000 consisting of building and land in its former plastic compound segment. In the opinion of management, the net realized value will be in excess of recorded value.
     In May 2005, the Company entered into a definitive agreement with PolyOne pursuant to which PolyOne agreed to acquire the plastic compound segment’s equipment, compounding recipes and customer list for $625,000 plus earn-outs payable upon the achievement of certain sales targets through December 31, 2009.

     The agreement provided that the Company will not compete with the business for five years after the date of closing of the sale. The Company received gross proceeds of $1,125,000 (which included the advance of $500,000 on earn-out payments) and is entitled to additional earn-out payments as mentioned previously.
Fiscal 2004 Compared to Fiscal 2003
Continuing Operations
     The Company’s net sales for the fiscal year ended June 30, 2004, were $82,165,000, an increase of approximately 8% from the fiscal 2003 total of $76,048,000. This increase in revenue reflects an increase in revenue in the plastic bottle segment.
     The increase in the plastic bottle segment reflects a 32.4% growth in PET bottle sales. This is the result of the Company’s continued innovations in PET blow molding technology and other efforts to expand its market share for this line of business. The Company’s fluorinated specialty bottle business also had strong growth of 7.4%. Growth in these markets was offset by a 4.7% decrease in general line HDPE and PVC extrusion blown bottle sales.
     Cost of goods sold were $66,065,000 or 80.3% as a percentage of net sales in fiscal 2004 compared to $59,966,000 or 78.9% in fiscal 2003. The increase in cost of goods sold was caused primarily by increased raw material costs and unabsorbed direct labor and factory overhead costs for the temporary loss of productivity due to the integration of equipment and personnel transferred from our Kingston, New York facility to our Philmont, New York facility.
     SG&A expenses were $9,620,000, or 11.7% of net sales, for the fiscal year ended June 30, 2004, compared to $8,675,000, or 11.4% of net sales, for fiscal 2003. SG&A expenses have increased primarily because of increased computer services, professional fees associated with the potential sale of the Company (a proposed transaction that has now been abandoned), and consulting fees related to operational improvements.
     Depreciation and amortization expense increased by $190,000 from fiscal 2003, primarily associated with new capital equipment in our PET bottle line.
     In fiscal 2004, the Company recorded a $476,000 pre-tax charge for restructuring and for the loss on the sale of its Ardmore, Oklahoma facility. The restructuring involved the transfer of most of the personnel and equipment from the Kingston, New York facility to the Philmont, New York plant and conversion of the Kingston facility to a warehouse. All of these costs incurred were paid during fiscal year ended June 30, 2004. The costs were incurred as follows:

		Equipment	Exit cost -
	Severance and	relocation and	Ardmore,	Total
	other personnel-	other transfer	Oklahoma	restructuring
Quarter Ended	related costs	expenses	facility	charge
June 30, 2004	—	—	$122,000	$122,000
March 31, 2004	$56,000	$22,000	—	$78,000
December 31, 2003	$130,000	$30,000	—	$160,000
September 30, 2003	$43,000	$73,000	—	$116,000
     Income from operations for the fiscal year ended June 30, 2004 decreased to $175,000, or .2% of net sales, compared to $1,738,000, or 2.3% of net sales, in fiscal 2003 due to reasons discussed above.
     Net interest expense decreased $86,000 during the fiscal year ended June 30, 2004, due primarily to lower interest rates and reduced debt.
     Other income in fiscal 2004 and fiscal 2003 represents the profit generated by the sale of various production equipment that was taken out of service.
     EBITDA decreased from approximately $8,109,000 in fiscal 2003 to $6,758,000 in fiscal 2004. This decrease was a result of the plastic container segment’s higher raw material costs, unabsorbed direct labor and factory overhead costs arising from the temporary loss of productivity due to the integration of equipment and the transfer of personnel from our Kingston, New York facility to our Philmont, New York facility, and professional fees that were incurred for assistance in implementing operational improvements.
Discontinued Operations
     The discontinued plastic compound segment reflected earnings of $1,376,000 in fiscal 2004, as compared to earning of $1,516,000 in fiscal 2003. The major contributing factors were:

•	net sales increased from $14,385,000 in fiscal 2003 to $15,582,000 in fiscal 2004 as a result of increased demand for PVC compound; and

•	cost of goods sold as a percentage of net sales increased to 81.5% in fiscal 2004 from 79.7% in fiscal 2003. The increase in cost of goods sold is primarily related to the increase in raw material costs.
     There were no other major contributing factors causing this decrease.
LIQUIDITY AND CAPITAL RESOURCES
     Because management generally does not monitor liquidity and capital resources on a segment basis, this discussion is presented on a consolidated basis, which includes continuing and discontinued operations.
     Cash flow from operations during fiscal 2005 totaled $1,665,000, representing a decrease of $4,164,000 from the prior fiscal year. Cash flow from operations during fiscal 2005 was negatively impacted by one-time charges described above in the aggregate amount of $4,552,000, consisting of goodwill and asset impairment.

     Cash generated by accounts receivable, net of allowances, during fiscal 2005 was $816,000, an improvement of $3,318,000 from fiscal 2004. The increase was primarily due to better collections and improvement in our billing cycle time.
     During fiscal 2005, the Company generated net cash from operating activities and additional long-term debt in the amount of $2,373,000. These funds, in addition to borrowings under the Company’s working capital line, were primarily used to acquire capital assets of $3,000,000.
     Capital expenditures decreased to $3,000,000 during fiscal 2005 from $4,611,000 during fiscal 2004. This decrease was mainly attributable to less spending in the PET product line, which incurred new equipment costs and start up expenses previously.
     The Company’s liquidity position and working capital remained adequate for the fiscal period ended June 30, 2005. Net working capital increased to $19,253,000 from $14,974,000 at June 30, 2004. The current ratio of assets to liabilities increased from 1.9 at June 30, 2004 to 2.6 at June 30, 2005. This change was primarily attributable to an increase in accounts payable associated with lower inventory levels and reduction in debt.
     The Company’s short-term liquidity and short-term capital resources are projected to be adequate to allow the Company to continue to meet its financial obligations. However, Hurricane Katrina and Hurricane Rita have caused a substantial increase in our cost of raw materials, which could have a short-term impact on our financial resources. Management believes the financial resources available to the Company, including internally generated funds and borrowing under its revolving credit facility, will be sufficient to meet foreseeable working capital requirements. At June 30, 2005, the Company had unused sources of liquidity consisting of cash and cash equivalents of $376,000 and unused credit under a revolving credit facility of $5,775,000. The Company believes that borrowing under its revolving credit facility will be adequate for its long-term requirements.
     The Company’s revolving credit facility includes many financial and other covenants, including a minimum equity covenant and a fixed charge coverage covenant. As of June 30, 2005, the Company was in compliance with the covenants under its revolving credit facility.
     The Company utilizes its revolving loan facilities for seasonal working capital needs and for other general corporate purposes. Amounts available under the revolving loan facilities in excess of seasonal working capital needs are available to pursue the Company’s growth strategy and for other permitted purposes.
     The Company recognizes all of its derivative instruments on its balance sheet as either assets or liabilities at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument (based upon the exposure being hedged), as either a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.
     The effective portion of the gain or loss on a derivative instrument that is designated and qualifies as a cash flow hedge is reported as a component of other comprehensive income and reclassified into earnings in the period or periods during which the hedged transaction affects earnings.

Off-Balance Sheet Arrangements
     The Company does not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition.
Contractual Obligations and Commercial Commitments
The Company is a party to notes payable under its credit facility as well as various operating leases and a long-term PVC supply contract as of June 30, 2005, which are summarized below.
Contractual Obligations

	Payments Due by Period
	Total	2006	2007	2008	2009	2010	Thereafter

Long term notes payable	$27,964,063	$2,682,145	$17,355,578	$1,727,827	$884,487	$1,638,854	$3,675,172
Noncancelable operating leases	$4,542,577	1,098,602	714,364	686,430	577,771	469,457	995,953
Purchase obligations(1)	$23,400,000	6,240,000	6,240,000	4,992,000	4,368,000	1,560,000	—

Total contractual cash obligations	$55,906,640	$10,020,747	$24,309,942	$7,406,257	$5,830,258	$3,668,311	$4,671,125

(1)	Represents an estimate of the minimum amounts required to be purchased from PolyOne pursuant to the PVC supply agreement.
The operating leases relate to office and plant facilities, as well as vehicles and office equipment. It is expected that in the normal course of business the majority of the leases will be renewed or replaced by other leases. These amounts do not include interest.
Other Commercial Commitments

	Payments Due by Period
	Total	2006	2007	2008	2009	2010	Thereafter

Standby letters of credit	$5,092,973	—	$5,092,973	—	—	—	—

Total commercial commitment	$5,092,973	$—	$5,092,973	$—	$—	$—	$—

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management’s expectations and involve a number of business risks and uncertainties, any one of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. Forward-looking statements do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions; prospective changes in raw material costs, product pricing, or product demand; future performance or results of current and anticipated market conditions and market strategies; sales efforts; expenses, including expenses related to compliance with Section 404 of the Sarbanes-Oxley Act and expenses in connection with the proposed reverse stock split; the costs associated with remaining a public company; and financial results.

     There are risks and uncertainties that may cause results to differ materially from those set forth in the Company’s forward-looking statements. It is not possible to predict or identify all risk factors, but factors that could cause such results to differ materially include changes in U.S., regional, or world polymer growth rates affecting the Company’s markets; changes in global industry capacity or in the rate at which anticipated changes in capacity are realized in the polyvinyl chloride or other industries in which the Company participates; fluctuations in raw material prices, quality, and supply and in energy prices and supply, particularly fluctuations outside the normal range of industry cycles, including as a result of Hurricane Katrina; an inability (for competitive reasons) to raise prices or sustain price increases for products; the ability of the Company to sell a building utilized by its former plastic compound segment on commercially acceptable terms or at all, and the timing of any such sale; an inability to access the Company’s revolving credit facility; and the actual number of fractional shares repurchased and actual costs incurred by the Company in the reverse stock split.
     The Company cannot guarantee that any forward-looking statement will be realized, although management believes its plans and assumptions are prudent. Should known or unknown risks or uncertainties materialize, or should the assumptions underlying a forward-looking statement prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. Investors should consult any further disclosures the Company makes on related subjects in its filings with the SEC. For these reasons, you should not place undue reliance on any forward-looking statements included in this report
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Market risks relating to the Company’s operations result primarily from changes in interest rates. Interest rate pricing transactions are used only to the extent considered necessary to meet the Company’s objectives. The Company does not utilize derivative financial instruments for trading or other speculative purposes.
     The Company’s interest rate risk management objective is to limit the impact of interest rate changes on net income and cash flow and to reduce overall borrowing cost. The Company uses variable rate swap agreements to manage its exposure to interest rate fluctuations. These agreements effectively convert variable interest rates to fixed rates, enabling management to predict interest expense and to avoid the risk of dramatic rate fluctuations. The Company has entered into interest rate swap agreements with banks under its senior secured credit facility.
     As of June 30, 2005, the Company had total outstanding indebtedness of $27,964,000. Of this amount, the total indebtedness subject to variable interest rates was approximately $21,472,000. Based on the Company’s June 30, 2005, variable debt level, a 25 basis point increase or decrease in interest rates would have had a $53,680 impact on interest expense for the fiscal year ended June 30, 2005.
Item 8. Financial Statements and Supplementary Data.
     See annexed financial statements listed in Item 15.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this Annual Report, that the Company’s disclosure controls and procedures were effective. There were no changes to the Company’s internal control over financial reporting during the last quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
     Not applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant.
     The following table sets forth the directors and executive officers of the Company. Each director holds office until his successor is elected and qualified.

Name	Age	Offices with the Company

Phillip L. Friedman	58	Chairman and Director
William J. Bergen	40	President, Chief Executive Officer & Director
Jeffrey Shapiro	56	Senior Vice President & Chief Financial Officer
John F. Turben	70	Director
Michael Sherwin	64	Director
John G. Nestor	60	Director
Michael Lynch	57	Director
Matthew Sheppard	54	Director
     PHILLIP L. FRIEDMAN joined the Company in 1981 and served as President and Chief Executive Officer until he resigned on September 2, 2004 and was appointed Chairman of the Board. Prior to joining the Company, he was employed by Occidental Chemical Corporation (formerly Hooker Chemical Corporation), a leading manufacturer and supplier of PVC resins and compounds, for 12 years. His responsibilities at Occidental culminated in a five-year tenure as Manager of Business Development and Director of Commercial Development for the Polyvinyl Chloride Plastics Division. As the Director of Commercial Development, he was responsible for coordinating and commercializing various research and development projects within the plastics industry. He is a member of the Executive Committee of the Company.
     WILLIAM J. BERGEN joined the Company on September 2, 2004 when he was elected President and Chief Executive Officer and a Director. Mr. Bergen served as Vice President and General

Manager—Plastics Americas Business Unit of Alcan, Inc., a provider of aluminum and packaging products, from 2003 to August 2004. Prior to joining Alcan, Mr. Bergen served for eleven years in various capacities for International Paper Company, a paper, packaging and forest products company, including as General Manager of its Akrosil business from 2001 to 2003, Regional Vice President-Sherwood Packaging Division from 2000 to 2001 and Business Unit Manager of its Folding Carton business from 1997 to 2000.
     JEFFREY SHAPIRO has served as Chief Financial Officer since March 2000. Prior to joining the Company, he was employed as the Chief Operating Officer of Universal Process Equipment, a worldwide manufacturer of process equipment, from 1996 to 2000. Mr. Shapiro has nearly 20 years of experience in the printing and packaging industry and has held various executive positions from Vice President to Controller to Chief Financial Officer. Prior companies include Webcraft Technologies and Klearfold Packaging.
     JOHN F. TURBEN has been a Director since 1996. Mr. Turben is Chairman and Chief Executive Officer of Kirtland Capital Corporation, a privately funded investment company founded by Mr. Turben in 1977. Prior to joining Kirtland, he served as Chairman of the Executive Committee and Vice Chairman of the Board of Prescott, Ball & Turben, an investment banking firm headquartered in Cleveland, and Chairman of the Executive Committee and Director of the Geneve Corp. Mr. Turben serves as Chairman of Instron Corporation, a materials testing manufacturer, and Fairport Asset Management LLC, and is Chairman of the Executive Committee of Fairmount Minerals, Ltd. Mr. Turben is a member of Kirtland Capital Partners’ Advisory Board, and he is a director of Stonebridge Industries, Inc., Gries Financial LLC, PDM Bridge LLC, and NACCO Industries, Inc. He is a member of the Executive Committee.
     MICHAEL SHERWIN has been a Director since 1996. Mr. Sherwin has served as the Vice Chairman of Mid-West Forge Corporation, a manufacturer of shafts, since 1987, and as Chairman and Chief Executive Officer of Columbiana Boiler Company, a manufacturer of kettles, pressure vessels, and transportation packages, since 1980. Prior to joining Mid-West Forge Corporation, Mr. Sherwin was the President of National City Venture Corporation and National City Capital Corporation, both subsidiaries of National City Corporation, a bank holding company. He is a member of the Executive Committee and Audit Committee.
     JOHN G. NESTOR has been a Director since 2001. Mr. Nestor is the President and a director of Kirtland Capital Corp., a privately funded investment group, and has been associated with Kirtland since March 1986. Prior to joining Kirtland, he spent 17 years at Continental Illinois Bank in a variety of lending positions. Mr. Turben is a member of Kirtland Capital Partners’ Advisory Board, serves as Chairman of Essex Crane Rental Corp., and is a director of R Tape Corporation and PDM Bridge LLC. He is a member of the Audit Committee.
     MICHAEL LYNCH has been a Director since 2002. Mr. Lynch has served as the Senior Vice President of Oldcastle, Inc., a U.S. subsidiary of CRH pl, an international building materials company headquartered in Ireland, since 1982. Mr. Lynch has also served as the Chief Executive Officer of Allied Buildings Products Corp., which is a subsidiary of Oldcastle, Inc., since 2001. He is a member of the Audit Committee.
     MATTHEW SHEPPARD has been a Director since February 2005. Mr. Sheppard is the Vice President, Corporate Development of DHL Danzas Air & Ocean (DDAO), a global logistics company. Prior to joining DDAO in 1995, Mr. Sheppard was a director and Chief Financial Officer of Radix

Ventures, Inc., an investment holding company. He held various other positions with Radix Ventures from 1980 until 1995 when Radix Ventures was acquired by Air-Express International Corporation, a predecessor company to DDAO.
     The Board of Directors has determined that the Audit Committee has at least one “audit committee financial expert” (as that term is defined in the Exchange Act), Mr. Lynch, who is independent within the meaning of the NASD listing standards.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires that the Company’s executive officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities file reports of ownership and changes in beneficial ownership of the Company’s common stock with the Securities and Exchange Commission. Executive officers, directors, and greater than ten percent equity holders are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of these reports furnished to the Company or written representations that no other reports were required, the Company believes that during fiscal 2005 all Section 16(a) filing requirements applicable to its executive officers, directors, and ten percent equity holders were met, except for a Form 3 for Mr. Sheppard, which was filed late due to technical difficulties.
Code of Ethics
     The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, comptrollers, principal accounting officer, and all persons performing similar functions. The Company will provide to any person without charge, upon written or oral request, a copy of its code of ethics. Requests should be directed to: PVC Container Corporation, Attention: Jeffrey Shapiro, Chief Financial Officer, 2 Industrial Way West, Eatontown, New Jersey, 07724-2202, telephone number: (732) 542-0060.

Item 11. Executive Compensation.
     The following table sets forth, for the fiscal years ended June 30, 2005, 2004, and 2003, compensation paid by the Company to its chief executive officer and to each of the other most highly compensated executive officers of the Company serving as of the end of the last completed fiscal year (the “named executive officers”) whose total annual salary and bonus exceed $100,000:
Summary Compensation Table

				Long-Term
		Annual Compensation		Compensation
				LTIP	All Other
Name and		Salary	Bonus	Payouts	Compensation
Principal Position	Year	($)	($)	($)	($) (1)
William J. Bergen(2)	2005	200,313	75,000	—	—
President & Chief Executive Officer

Phillip L. Friedman(3)	2005	127,120	—	—	712,792
Chairman	2004	50,000	50,000	—	1,901
	2003	250,000	112,500	45,497	3,509

Jeffrey Shapiro,	2005	172,287	—	—	12,898
Chief Financial Officer	2004	173,688	10,000	—	11,298
	2003	157,658	26,566	—	12,022

Joel F. Roberts (4)	2005	148,440	—	—	11,205
Plant Manager-Philmont,	2004	147,272	10,000	—	11,088
NY facility	2003	132,252	20,150	30,673	10,350

(1)	For the year ended June 30, 2005, all other compensation includes: (a) contributions made by the Company under the PVC Container Corporation Profit Sharing Savings Plan in the amount of $2,792 for Mr. Friedman, $3,898 for Mr. Shapiro and $2,205 for Mr. Roberts; and (b) a severance payment in the amount of $710,000 for Mr. Friedman; and (c) an auto allowance in the amount of $9,000 for each of Mr. Shapiro and Mr. Roberts.

(2)	Mr. Bergen was appointed President and Chief Executive Officer in September 2004.

(3)	Mr. Friedman resigned as President and Chief Executive Officer on September 2, 2004. Mr. Friedman was named Chairman of the Board on September 2, 2004 and remains an employee of the Company.

(4)	Mr. Roberts was formerly the Senior Vice President of Operations. Effective January 1, 2005, Mr. Roberts ceased to be an executive officer.
Option Grants
     The Company did not grant stock options to the named executive officers during fiscal 2005.

Aggregated Fiscal Year-End Option Values

Number Of Securities
	Shares		Underlying Unexercised	Value of Unexercised
	Acquired	Value	Options at Fiscal	In-The-Money Options At
	On	Realized	Year-End (#)	Fiscal Year-End ($)
Name (1)	Exercise	($)	Exercisable/Unexercisable	Exercisable/Unexercisable(2)
William Bergen	—	—		— / —
Phillip L. Friedman	—	—	175,000 / -0-	— / —
Jeffrey Shapiro	—	—	33,000 / -0-	— / —
Joel F. Roberts	—	—	42,000 / -0-	— / —

(1)	Only those options held at the end of the fiscal year ended June 30, 2005 are listed.

(2)	All exercisable options were out-of-the-money as of June 30, 2005.
Profit Sharing Savings Plan
     All employees of the Company who have completed one year of service and are not covered by a collective bargaining agreement are eligible for participation in the Company’s Profit Sharing Savings Plan, which went into effect on July 1, 1984 (the “Plan”).
     The Plan has been drafted to comply with Section 401(k) of the Internal Revenue Code. Each participating employee can defer from 1% to 6% of his salary into his Plan account, and the Company makes a matching contribution on a monthly basis. The Company’s contribution for the fiscal year ended June 30, 2005 was in an amount equal to 25% on the first 6% of the union and non-union employees’ pre-tax contributions. Contributions are made by the Company on a monthly basis. In addition to matching contributions, the Company, at its option, may make payments based on a percentage of quarterly profits. Such payments can be made directly to or for the Plan account of participating employees and are based on a percentage of each employee’s compensation. The Company made discretionary payments during the fiscal year ended June 30, 2005 of $129,795, which amount includes the 25% contribution referred to above.
Deferred Compensation Plan
     Pursuant to the Company’s Deferred Compensation Plan, which became effective July 1, 1986, executives may defer and accrue for three years a certain amount of their compensation. No deferred compensation was accrued as of June 30, 2005. Compensation of the Board of Directors
     Directors are reimbursed for reasonable expenses actually incurred in connection with attending each formal meeting of the Board of Directors or any committee thereof. In addition, each non-employee director is paid $1,250 per quarter.
Employment Agreements
     William J. Bergen and the Company entered into an employment agreement, effective as of September 2, 2004, pursuant to which Mr. Bergen agreed to serve as the Company’s President and Chief Executive Officer. The employment agreement currently provides for, among other things, compensation consisting of an annual base salary of $240,000 per annum until September 1, 2006, when the term of agreement expires unless further extended. Additionally, the employment agreement provides for incentive compensation based upon the equity value of the Company. The employment agreement also provides for certain benefits payable to Mr. Bergen in the event the agreement is not renewed, or the death or disability of Mr. Bergen.
     Phillip L. Friedman resigned from his position as President and Chief Executive Officer effective September 2, 2004. As severance compensation, the Company paid Mr. Friedman an amount equal to $710,000 as of June 30, 2005. Mr. Friedman’s severance agreement provides for other benefits to be provided subsequent to December 31, 2004. He will continue as an employee of the Company and will serve as the Chairman of the Board of Directors.
Compensation Committee Interlocks and Insider Participation
     The Board of Directors has not established a compensation committee. Decisions with respect to the compensation of the Company’s executive officers are made by the entire Board of Directors. During the fiscal year ended June 30, 2005, Mr. Bergen, the President and Chief Executive Officer of the Company, who is also a member of the Board of Directors, and Mr. Friedman, who at the time was President and Chief Executive Officer of the Company, participated in deliberations of the Board of Directors concerning executive officer compensation. No interlocking relationship presently exists between any member of the Board of Directors and any member of the board of directors or compensation committee of any other company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain
Beneficial Owners and Management
     The common stock, par value $.01 per share, of the Company is the only authorized voting security of the Company. As of September 28, 2005, there were 7,042,393 shares of common stock outstanding, each of which is entitled to one vote. The common stock does not have cumulative voting rights.
     The following table sets forth, as of September 28, 2005, the beneficial ownership of common stock of (i) any person who is known by the Company beneficially to own more than 5% of the common stock of the Company, (ii) each of the Company’s named executive officers, (iii) each director, and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes, based on information furnished by such owners, that the beneficial owners of the Company’s common stock listed below have sole voting and investment power with respect to such shares, subject to any applicable community property laws. Beneficial ownership of the common stock has been determined for this purpose in accordance with the applicable rules and regulations promulgated under the Exchange Act.

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership	Percent of Class
Kirtland Capital Partners II L.P. (“KCP II”)(1)	4,110,679	58.4%
Lionheart Group Inc. (2)	988,000	14.0%
Kirtland Capital Company II (“KCC II”) (1)	356,736	5.1%
Phillip L. Friedman (3)	578,666	8.0%
William J. Bergen	-0-
Jeffrey Shapiro (4)	70,000	*
Joel Roberts (5)	60,465	*
Michael Sherwin (6)	31,000	*
John F. Turben (7)	4,502,415	63.8%
Michael Lynch (8)	10,000	*
John G. Nestor (9)	4,477,415	63.5%
Matthew Sheppard (10)	-0-
All directors and executive officers as a group (8 persons) (11)	5,202,081	71.4%

*	Less than 1%

(1)	KCP II acquired on December 12, 1996 an aggregate of 4,110,679 shares of common stock and KCC II acquired on December 12, 1996 and January 3, 1997, an aggregate of 356,736 shares of common stock, which shares are owned directly and beneficially by KCP II and KCC II, respectively. Collectively, KCP II and KCC II beneficially own 4,467,415 shares of common stock, which constitutes 63.4% of the outstanding shares of common stock. The address for each of KCP II and KCC II is 3201 Enterprises Parkway-Suite 200, Beachwood, Ohio 44122.

(2)	Information reported is based on a Form 4 as filed with the Securities and Exchange Commission on September 26, 2005 by Lionheart Group Inc. and C. Duncan Soukup. The Form 4 provided that 954,000 shares of common stock were owned by Lionheart Group Inc. and 34,000 shares of common stock were owned individually by Mr. Soukup, President of Lionheart Group Inc. Mr. Soukup disclaims beneficial ownership of the shares owned by Lionheart Group Inc., except to the extent of his pecuniary interest therein. The address for each of Lionheart Group Inc. and Mr. Soukup is 118 E. 25th Street, 8th Floor, New York, New York 10010.

(3)	Includes 175,000 shares of common stock that may be acquired upon exercise of options granted under the 1996 Incentive Stock Option Plan of the Company (“Option Plan”) that are exercisable within 60 days of September 28, 2005.

(4)	Includes 33,000 shares of common stock that may be acquired upon exercise of options granted under the Option Plan that are exercisable within 60 days of September 28, 2005. Also includes 20,000 shares of common stock beneficially owned by Mr. Shapiro’s spouse. Mr. Shapiro disclaims beneficial ownership of the shares beneficially owned by his spouse.

(5)	Includes 42,000 shares of common stock that may be acquired upon exercise of options granted under the Option Plan that are exercisable within 60 days of September 28, 2005. Mr. Roberts was formerly the Senior Vice President of Operations. Effective January 1, 2005, Mr. Roberts ceased to be an executive officer of the Company.

(6)	Includes 10,000 shares of common stock that may be acquired upon exercise of options granted under the Option Plan that are exercisable within 60 days of September 28, 2005. Mr. Sherwin has a 10% interest in Midwest Forge Corporation, which has a .0143% direct interest as a limited partner in KCP II. Mr. Sherwin disclaims beneficial ownership of the interest of Midwest Forge Corporation in KCP II.

(7)	Includes 10,000 shares of common stock that may be acquired upon exercise of options granted under the Option Plan that are exercisable within 60 days of September 28, 2005. Also includes 4,110,679 shares of common stock owned by KCP II and 356,736 shares of common stock owned by KCC II. Mr. Turben is the Chairman of the Board of Directors of Kirtland Capital Corp., an Ohio corporation, which is the general partner that controls KCP II and has sole voting and investment power over all of the common stock owned by KCP II. Kirtland Capital Corp. is also the general partner of Evergreen Partners II L.P., an Ohio limited partnership, which is the managing member of KCC II. Kirtland Capital Corp. has sole voting and investment power over all of the common stock owned by KCC II. Mr. Turben disclaims beneficial ownership of the shares of common stock owned by of KCP II and KCC II. Mr. Turben’s address is c/o Kirtland Capital Corp., 3201 Enterprise Parkway – Suite 200, Beachwood, Ohio 44122.

(8)	Includes 10,000 shares of common stock that may be acquired upon exercise of options granted under the Option Plan that are exercisable within 60 days of September 28, 2005.

(9)	Includes 10,000 shares of common stock that may be acquired upon exercise of options granted under the Option Plan that are exercisable within 60 days of September 28, 2005. Also includes 4,110,679 shares of common stock owned by KCP II and 356,736 shares of common stock owned by KCC II. Mr. Nestor is the President and a director of Kirtland Capital Corp., an

Ohio corporation, which is the general partner that controls KCP II and has sole voting and investment power over all of the common stock owned by KCP II. Kirtland Capital Corp. is also the general partner of Evergreen Partners II L.P., an Ohio limited partnership, which is the managing member of KCC II. Kirtland Capital Corp. has sole voting and investment power over all of the common stock owned by KCC II. Mr. Nestor disclaims beneficial ownership of the shares of common stock owned by of KCP II and KCC II. Mr. Nestor’s address is c/o Kirtland Capital Corp., 3201 Enterprise Parkway – Suite 200, Beachwood, Ohio 44122.

(10)	Mr. Sheppard directly and indirectly beneficially owns approximately 17% of the outstanding equity of an entity that owns Lionheart Group Inc. Mr. Sheppard does not have voting or investment power over the shares of common stock owned by Lionheart Group Inc.

(11)	Includes 248,000 shares of common stock that may be acquired upon exercise of options granted under the Option Plan that are exercisable within 60 days of September 28, 2005. Does not include shares of common stock beneficially owned by Mr. Roberts, who ceased to be an executive officer of the Company as of January 1, 2005.
     Shown below is information concerning all equity compensation plans and individual compensation arrangements in effect as of the end of the last fiscal year.
Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise of	exercise price of	equity compensation
Plan category	outstanding options	outstanding options	plans
Equity compensation plans approved by security holders	401,000	$4.06	199,000

Equity compensation plans not approved by security holders	—	—	—

Total	401,000	$4.06	199,000
Item 13. Certain Relationships and Related Transactions.
     The Company has entered into a management agreement with Kirtland Capital Corp., pursuant to which Kirtland Capital Corp. receives $25,000 per month for management services such as financial advice and advice regarding banking relations, acquisitions and strategic business opportunities. As described above under “Security Ownership of Certain Beneficial Owners and Management,” as of September 28, 2005, collectively KCP II and KCC II beneficially own 4,467,415 shares of common stock, which constituted approximately 63.4% of the outstanding shares of common stock. Kirtland Capital Corp. is the general partner that controls KCP II and has sole voting and investment power over the shares of common stock owned by KCP II. Kirtland Capital Corp. is the general partner of Evergreen Partners II

L.P., which is the managing member of KCC II, and has sole voting and investment power of the shares of common stock owned by KCC II.
     Mr. Turben, a director, is Chairman of the Board of Kirtland Capital Corp., and Mr. Nestor, also a director, is the President and a director of Kirtland Capital Corp. Messrs. Sherwin and Lynch, who are also members of the Board, serve on the advisory board of KCP II. Mr. Sherwin also serves as Vice Chairman of Mid-West Forge Corporation, a limited partner in KCP II. Mr. Sheppard, a director, directly or indirectly beneficially owns approximately 17% of the outstanding equity of an entity that owns Lionheart. Lionheart beneficially owned approximately 14.0% the Company’s outstanding common stock as of September 28, 2005.
     The Board has established an Audit Committee and adopted an Audit Committee Charter. The current members of the Audit Committee are Messrs. Sherwin (Chairman), Lynch, and Nestor. The Company’s Board of Directors does not believe that the ownership of the Company’s common stock by KCP II and KCC II and Mr. Nestor’s position with Kirtland Capital Corp., all as described above, interfere with the exercise by Mr. Nestor of independent judgment in carrying out his responsibilities as a director and as a member of the Audit Committee in accordance with Rule 4200(a)(15) of NASD listing standards. Based upon Mr. Nestor’s considerable business and financial background, the Board believes that his membership on the Audit Committee is in the best interests of the Company and its stockholders.
PART IV
Item 14. Principal Accountant Fees and Services.
     On March 24, 2005, the Company dismissed Ernst & Young LLP as the independent auditor of the Company effective as of March 28, 2005. The Company engaged BDO Seidman as its independent auditor effective as of March 28, 2005.
     Set forth below is certain information concerning fees billed to the Company by BDO Seidman, LLP in respect of services provided in fiscal 2005 from March 28, 2005 until June 30, 2005, and concerning fees billed to the Company by Ernst & Young LLP in respect of services provided in fiscal 2004 and in fiscal 2005 until March 28, 2005. The Audit Committee has determined that services provided are compatible with maintaining the independence of BDO Seidman, LLP and Ernst & Young, LLP.

	2005		2004
Fees	E&Y	BDO	E&Y
Audit Fees	$30,000	$134,900	$230,000
Audit Related Fees	18,000		44,000
Tax Fees			79,800
All Other Fees	14,400	18,100	—

TOTAL	$62,400	$153,000	$353,800
Ernst & Young LLP
     Audit Fees. Annual audit fees relate to services rendered in connection with the audit of the annual financial statements included in the Company’s Form 10-K filing and the quarterly reviews of financial statements included in the Company’s Form 10-Q filings.

     Audit Related Fees. Audit related fees are for professional services rendered by Ernst & Young LLP in fiscal year 2005 in connection with employee benefit plan audits.
     Tax Fees. The fiscal 2005 and fiscal 2004 fees primarily related to tax services including fees for tax compliance, tax advice and tax planning.
     All Other Fees. No professional services were rendered or billed by Ernst & Young LLP for financial information systems design and implementation for the fiscal year 2005 or fiscal year 2004.
BDO Seidman, LLP
     Audit Fees. Annual audit fees relate to services rendered in connection with the audit of the annual financial statements included in the Company’s Form 10-K filing and the quarterly reviews of financial statements included in the Company’s Form 10-Q filings.
     Audit Related Fees. Audit related fees are for professional services rendered by BDO Seidman, LLP for fiscal year 2005 in connection with employee benefit plan audits.
     Tax Fees. The fiscal 2005 fees primarily related to tax services including fees for tax compliance, tax advice, and tax planning.
     All Other Fees. No professional services were rendered or billed by BDO Seidman, LLP for financial information systems design and implementation for the fiscal year 2005.
Pre-approval policy
     In accordance with Securities and Exchange Commission rules issued pursuant to the Sarbanes-Oxley Act of 2002, which were effective as of May 6, 2003, and require, among other things, that the Audit Committee pre-approve all audit and non-audit services provided by the Company’s independent registered public accounting firm, the Audit Committee has adopted a formal policy on auditor independence. This policy requires the approval by the Audit Committee of all professional services rendered by the Company’s independent auditor prior to the commencement of the specified services.
     As of June 30, 2005, 100% of the services described in “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” were pre-approved by the Audit Committee in accordance with the Company’s formal policy on auditor independence.
PART V
     Item 15. Exhibits and Financial Statement Schedules.
(a)	The following documents are filed as part of this report:
(1)	Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2005 and 2004

Consolidated Statements of Operations for the years ended June 30, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended June 30, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedules.

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statement Schedules

For the three years ended June 30, 2005
Schedule II — Valuation and Qualifying Accounts
(3)	Exhibits.

3.1	Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware (filed as Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended June 30, 1988 (the “1988 10-K”) (File No. 000-08791), and incorporated herein by reference).

3.2	Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 24, 2005 (File No. 000-08791), and incorporated herein by reference).

10.1	Deferred Compensation Plan established June 4, 1986 and effective July 1, 1986 (filed as Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended June 30, 1987 (the “1987 10-K”) (File No. 000-08791), and incorporated herein by reference).

10.2	Profit Sharing Savings Plan (Flexinvest 401(k) Plan) effective July 1, 1984 (filed as Exhibit 10.2 to the 1987 10-K (File No. 000-08791), and incorporated herein by reference).

10.3	Employment Agreement between the Company and Phillip L. Friedman dated July 1, 1982, as amended on June 4, 1986 (filed as Exhibit 10.4 to the 1987 10-K (File No. 000-08791), and incorporated herein by reference).

10.4	Lease for the Company’s container manufacturing plant dated October 5, 1973 and amended July 2, 1974 between John Donato, Jr. and the Company (filed as Exhibit 10.5 to the 1987 10-K (File No. 000-08791), and incorporated herein by reference).

10.5	Bond Financing Agreement among the Company, New Jersey Economic Development Authority, United Jersey Bank and The First Jersey National Bank dated November 27, 1984 (filed as Exhibit 10.9 to the 1987 10-K (File No. 000-08791), and incorporated herein by reference).

10.6	Collective Bargaining Agreement dated September 1, 1988 between the Company and Local 108, Retail, Wholesale and Department Store Union, AFL-CIO (filed as Exhibit 10.10 to the 1988 10-K (File No. 000-08791), and incorporated herein by reference).

10.7	Third Amendment to Employment Agreement between Phillip L. Friedman and the Company dated November 29, 1989 (filed as Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended June 30, 1990 (the “1990 10-K”) (File No. 000-08791), and incorporated herein by reference).

10.8	Asset Purchase Agreement between Airopak Corporation and Air Products and Chemicals, Inc. dated August 4, 1994 (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on August 8, 1994 (File No. 000-08791), and incorporated herein by reference).

10.9	Employment Agreement between the Company and Phillip L. Friedman dated July 1, 1996 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 1996 (File No. 000-08791), and incorporated herein by reference).

10.11	Stock Purchase Agreement among the Company, Kirtland Capital Partners, and Rimer Anstalt, dated December 3, 1996 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 1996 (File No. 000-08791), and incorporated herein by reference).

10.12	1996 Incentive Stock Option Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 1996 (File No. 000-08791), and incorporated herein by reference).

10.13	Asset Purchase Agreement dated March 30, 1998 among the Company, Charter Supply Co., Inc. and McKechnie Investments, Inc. (filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 14, 1998 (File No. 000-08791), and incorporated herein by reference).

10.14	Loan and Security Agreement among the Company and its Subsidiaries and Fleet Bank, NA dated March 30, 1998 relating to the financing of the purchase described in 10.16 above (filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 14, 1998 (File No. 000-08791), and incorporated herein by reference).

10.15	Stock Purchase Agreement dated September 3, 1998 among the Company and the sellers of all the securities of Marpac Industries, Inc. (filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 18, 1998 (File No. 000-08791), and incorporated herein by reference).

10.16	Revolving Credit, Term Loan and Security Agreement among PNC Bank, NA (As Lender and As Agent) and PVC Container Corporation and its Subsidiaries dated August 31, 2000 (filed as an Exhibit 10.19 to the Company’s Form 10-K for the fiscal year ended June 30, 2000 (File No. 000-08791), and incorporated herein by reference).

10.17	Employment Agreement between the Company and William J. Bergen dated September 2, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 8, 2004 (File No. 000-08791), and incorporated herein by reference).

10.18	Agreement dated September 2, 2002 between the Company and Phillip L. Friedman (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 8, 2004 (File No. 000-08791), and incorporated herein by reference).

10.19	Fourth Amendment To Revolving Credit, Term Loan And Security Agreement (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2004 (File No. 000-08791), and incorporated herein by reference).

10.20	Fifth Amendment To Revolving Credit, Term Loan And Security Agreement (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2004 (File No. 000-08791), and incorporated herein by reference).

10.21	Summary of PVC Container Corporation Cash Bonus Incentive Plan (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2004 (File No. 000-08791), and incorporated herein by reference).

10.22	Summary of PVC Container Corporation Long-Term Management Incentive Compensation Program (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended December 31, 2004 (File No. 000-08791), and incorporated herein by reference).

10.23	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2005 (File No. 000-08791), and incorporated herein by reference).

10.24	Purchase Agreement among the Company, Novatec Plastics Corporation and PolyOne Corporation dated May 31, 2005.

10.25	Supply Agreement among the Company, Novatec Plastics Corporation and PolyOne Corporation dated May 31, 2005.

21	Subsidiaries of the Company.

23.1	Consent of BDO Seidman, LLP.

23.2	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVC CONTAINER CORPORATION
(Registrant)

By:	/s/ William J. Bergen

William J. Bergen
President and Chief Executive Officer

Date: October 13, 2005
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Phillip L. Friedman	Chairman and Director	October 13, 2005

Phillip L. Friedman

/s/ William J. Bergen	President, Chief Executive Officer and Director	October 13, 2005

William J. Bergen

*	Chief Financial and Accounting Officer	October 13, 2005

Jeffrey Shapiro

*	Director	October 13, 2005

John F. Turben

*	Director	October 13, 2005

John G. Nestor

*	Director	October 13, 2005

Michael Sherwin

*	Director	October 13, 2005

Michael Lynch

*	Director	October 13, 2005

Matthew Sheppard

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

By:	/s/ William J. Bergen
William J. Bergen
Attorney-in-fact

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware (filed as Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended June 30, 1988 (the “1988 10-K”) (File No. 000-08791), and incorporated herein by reference).

3.2	Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 24, 2005 (File No. 000-08791), and incorporated herein by reference).

10.1	Deferred Compensation Plan established June 4, 1986 and effective July 1, 1986 (filed as Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended June 30, 1987 (the “1987 10-K”) (File No. 000-08791), and incorporated herein by reference).

10.2	Profit Sharing Savings Plan (Flexinvest 401(k) Plan) effective July 1, 1984 (filed as Exhibit 10.2 to the 1987 10-K (File No. 000-08791), and incorporated herein by reference).

10.3	Employment Agreement between the Company and Phillip L. Friedman dated July 1, 1982, as amended on June 4, 1986 (filed as Exhibit 10.4 to the 1987 10-K (File No. 000-08791), and incorporated herein by reference).

10.4	Lease for the Company’s container manufacturing plant dated October 5, 1973 and amended July 2, 1974 between John Donato, Jr. and the Company (filed as Exhibit 10.5 to the 1987 10-K (File No. 000-08791), and incorporated herein by reference).

10.5	Bond Financing Agreement among the Company, New Jersey Economic Development Authority, United Jersey Bank and The First Jersey National Bank dated November 27, 1984 (filed as Exhibit 10.9 to the 1987 10-K (File No. 000-08791), and incorporated herein by reference).

10.6	Collective Bargaining Agreement dated September 1, 1988 between the Company and Local 108, Retail, Wholesale and Department Store Union, AFL-CIO (filed as Exhibit 10.10 to the 1988 10-K (File No. 000-08791), and incorporated herein by reference).

10.7	Third Amendment to Employment Agreement between Phillip L. Friedman and the Company dated November 29, 1989 (filed as Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended June 30, 1990 (the “1990 10-K”) (File No. 000-08791), and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.8	Asset Purchase Agreement between Airopak Corporation and Air Products and Chemicals, Inc. dated August 4, 1994 (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on August 8, 1994 (File No. 000-08791), and incorporated herein by reference).

10.9	Employment Agreement between the Company and Phillip L. Friedman dated July 1, 1996 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 1996 (File No. 000-08791), and incorporated herein by reference).

10.11	Stock Purchase Agreement among the Company, Kirtland Capital Partners, and Rimer Anstalt, dated December 3, 1996 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 1996 (File No. 000-08791), and incorporated herein by reference).

10.12	1996 Incentive Stock Option Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 1996 (File No. 000-08791), and incorporated herein by reference).

10.13	Asset Purchase Agreement dated March 30, 1998 among the Company, Charter Supply Co., Inc. and McKechnie Investments, Inc. (filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 14, 1998 (File No. 000-08791), and incorporated herein by reference).

10.14	Loan and Security Agreement among the Company and its Subsidiaries and Fleet Bank, NA dated March 30, 1998 relating to the financing of the purchase described in 10.16 above (filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 14, 1998 (File No. 000-08791), and incorporated herein by reference).

10.15	Stock Purchase Agreement dated September 3, 1998 among the Company and the sellers of all the securities of Marpac Industries, Inc. (filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 18, 1998 (File No. 000-08791), and incorporated herein by reference).

10.16	Revolving Credit, Term Loan and Security Agreement among PNC Bank, NA (As Lender and As Agent) and PVC Container Corporation and its Subsidiaries dated August 31, 2000 (filed as an Exhibit 10.19 to the Company’s Form 10-K for the fiscal year ended June 30, 2000 (File No. 000-08791), and incorporated herein by reference).

10.17	Employment Agreement between the Company and William J. Bergen dated September 2, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 8, 2004 (File No. 000-08791), and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.18	Agreement dated September 2, 2002 between the Company and Phillip L. Friedman (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 8, 2004 (File No. 000-08791), and incorporated herein by reference).

10.19	Fourth Amendment To Revolving Credit, Term Loan And Security Agreement (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2004 (File No. 000-08791), and incorporated herein by reference).

10.20	Fifth Amendment To Revolving Credit, Term Loan And Security Agreement (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2004 (File No. 000-08791), and incorporated herein by reference).

10.21	Summary of PVC Container Corporation Cash Bonus Incentive Plan (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2004 (File No. 000-08791), and incorporated herein by reference).

10.22	Summary of PVC Container Corporation Long-Term Management Incentive Compensation Program (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended December 31, 2004 (File No. 000-08791), and incorporated herein by reference).

10.23	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2005 (File No. 000-08791), and incorporated herein by reference).

10.24	Purchase Agreement among the Company, Novatec Plastics Corporation and PolyOne Corporation dated May 31, 2005.

10.25	Supply Agreement among the Company, Novatec Plastics Corporation and PolyOne Corporation dated May 31, 2005.

21	Subsidiaries of the Company.

23.1	Consent of BDO Seidman, LLP.

23.2	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PVC CONTAINER CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FORM 10-K
JUNE 30, 2005

PVC CONTAINER CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 and 2003

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
PVC Container Corporation
Eatontown, New Jersey
We have audited the accompanying consolidated balance sheet of PVC Container Corporation as of June 30, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PVC Container Corporation at June 30, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.
The audit referred to above also included the audit of the financial statement schedule listed in the accompanying financial statements. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit. In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

Woodbridge, New Jersey	BDO SEIDMAN, LLP
OCTOBER 13, 2005

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
PVC Container Corporation
Eatontown, New Jersey
We have audited the accompanying consolidated balance sheet of PVC Container Corporation as of June 30, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2004. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We are not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PVC Container Corporation at June 30, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.
As discussed in Note 1, the Company changed its method of accounting for goodwill and other intangible assets effective July 1, 2003.

MetroPark, New Jersey	ERNST & YOUNG LLP
September 23, 2004

PVC Container Corporation
Consolidated Balance Sheets

	June 30
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$375,501	$365,820
Accounts receivable, net of allowance of $1,009,000 and $687,000 at June 30, 2005 and 2004, respectively	14,085,835	14,901,390
Inventories, net	11,185,304	12,461,663
Prepaid expenses and other current assets	998,704	1,291,177
Prepaid income taxes and income tax receivable	674,839	—
Deferred income taxes	2,601,104	1,286,803
Net assets held for disposition	1,110,891	1,177,559

Total current assets	31,032,178	31,484,412

Properties, plant and equipment, net	22,244,711	27,431,819
Goodwill, net of accumulated depreciation	—	3,296,298
Other assets	37,074	176,692

	$53,313,963	$62,389,221

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,166,815	$10,207,342
Accrued expenses	2,930,048	2,373,488
Current portion of long-term debt	2,682,145	3,929,649

Total current liabilities	11,779,008	16,510,479

Long-term debt	25,281,918	24,077,230
Interest rate swap	22,588	198,278
Deferred income taxes	2,513,395	2,628,292
Other liabilities	140,000	—
Deferred income	500,000	—

Stockholders’ equity:
Preferred stock, par value $1.00, authorized 1,000,000 shares, none issued
Common stock, par value $.01, authorized 10,000,000 shares, 7,044,655 shares issued as of June 30, 2005 and 2004	70,446	70,446
Capital in excess of par value	3,810,981	3,810,981
Retained earnings	9,113,749	15,215,294
Accumulated other comprehensive gain (loss)	86,673	(116,984)
Treasury stock, at cost (2,262 shares at June 30, 2005 and 2004)	(4,795)	(4,795)

Total stockholders’ equity	13,077,054	18,974,942

	$53,313,963	$62,389,221

See accompanying notes.

PVC Container Corporation
Consolidated Statements of Operations

	Fiscal year ended June 30
	2005	2004	2003

Net sales	$85,794,538	$82,164,615	$76,047,910

Cost and expenses:
Cost of goods sold (exclusive of depreciation and amortization expense shown separately below)	70,701,212	66,065,264	59,996,285
Selling, general and administrative expense	10,750,094	9,619,557	8,674,757
Depreciation and amortization expense	5,324,803	5,829,558	5,639,163
Goodwill impairment charges	3,296,298	—	—
Provision for restructuring and other exit activities	713,112	475,677	—
Asset impairment	452,342	—	—

	91,237,861	81,990,056	74,310,205

(Loss) income from operations	(5,443,323)	174,559	1,737,705

Other income (expenses):
Interest expense	(1,743,171)	(1,772,179)	(1,858,473)
Interest income	—	—	1,383
Other income	85,200	144,500	81,879

	(1,657,971)	(1,627,679)	(1,775,211)

(Loss) income from continuing operations before (benefit) for income taxes	(7,101,294)	(1,453,120)	(37,506)
(Benefit) for income taxes	(1,325,471)	(564,978)	(1,949)

Net (loss) from continuing operations	$(5,775,823)	(888,142)	(35,557)
Discontinued Operations:
(Loss) income from discontinued plastic compound segment	(904,326)	1,376,412	1,516,407
(Benefit) provision for income taxes	(578,604)	553,225	608,298

(Loss) income from discontinued operations	(325,722)	823,187	908,109

Net (loss) income	$(6,101,545)	$(64,955)	$872,552

(Loss) per share (basic and diluted) from continuing operations	$(.82)	$(.13)	$(.01)
(Loss) earnings per share (basic and diluted) from discontinued operations	$(.05)	$.12	$.13
(Loss) earnings per share:
Basic and diluted	$(.87)	$(.01)	$.12
See accompanying notes.

PVC Container Corporation
Consolidated Statements of Stockholders’ Equity

			Capital
	Common Stock		in		Accumulated Other		Total
	Issued & Outstanding		Excess of	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Par Value	Earnings	(Loss)/Gain	Stock	Equity

Balance, June 30, 2002	7,042,393	$70,446	$3,810,981	$14,407,697	$(274,276)	$(4,795)	$18,010,053
Comprehensive income:
Net income				872,552			872,552
Unrealized loss on interest rate swap net					(46,351)		(46,351)

Total comprehensive income							826,201

Balance, June 30, 2003	7,042,393	$70,446	$3,810,981	$15,280,249	$(320,627)	$(4,795)	$18,836,254
Comprehensive income:
Net loss				(64,955)			(64,955)
Unrealized loss on interest rate swap net					203,643		203,643

Total comprehensive income							138,688

Balance June 30, 2004	7,042,393	$70,446	$3,810,981	$15,215,294	$(116,984)	$(4,795)	$18,974,942
Comprehensive income:
Net loss				(6,101,545)			(6,101,545)
Unrealized loss on interest rate swap net					103,657		103,657

Unrealized gain on pension obligation					100,000		100,000

Total comprehensive income							(5,897,888)

Balance June 30, 2005	7,042,393	$70,446	$3,810,981	$9,113,749	$86,673	$(4,795)	$13,077,054

See accompanying notes.

PVC Container Corporation
Consolidated Statements of Cash Flows

	Fiscal year ended June 30
	2005	2004	2003

Cash flows from operating activities
Net (loss) income	$(6,101,545)	$(64,955)	$872,552
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,675,876	6,263,328	6,022,207
Goodwill impairment	3,296,298	—	—
Asset impairment (continuing operations $452,342 and discontinued operations $804,025)	1,256,367	—	—
Amortization of deferred financing costs	183,160	164,823	160,388
Deferred income taxes	(1,429,198)	434,417	754,484
(Loss) on sale of equipment	(116,050)	(144,500)	(2,700)
Gain on sale of building	—	122,322	—
Changes in assets and liabilities:
Accounts receivable	815,555	(2,502,474)	(187,528)
Inventories	1,276,359	64,078	(1,590,738)
Prepaid expenses and other current assets	(727,592)	(297,989)	134,221
Other assets	6,457	17,697	17,696
Accounts payable and accrued expenses	(2,470,799)	1,772,193	(371,904)
Income taxes payable	—	—	(913,548)

Net cash provided by operating activities	1,664,888	5,828,940	4,895,130

Cash flows from investing activities
Capital expenditures	(2,999,714)	(4,610,987)	(5,761,598)
Proceeds from sale of equipment	741,050	144,500	2,700
Proceeds from sale of building	696,273	175,587	—

Net cash (used in) investing activities	(1,562,391)	(4,290,900)	(5,758,898)

Cash flows from financing activities
Treasury shares purchased
Net (payments) proceeds from revolving credit line	3,717,321	(594,113)	1,384,515
Proceeds from long-term debt	708,141	2,531,818	2,772,866
Payments on indebtedness	(4,468,278)	(3,762,980)	(3,239,920)
Deferred financing costs	(50,000)	(20,000)	(37,761)

Net cash (used in) provided by financing activities	(92,816)	(1,845,275)	879,700

Net increase (decrease) in cash and cash equivalents	9,681	(307,235)	15,932
Cash and cash equivalents, beginning of year	365,820	673,055	657,123

Cash and cash equivalents, end of year	$375,501	$365,820	$673,055

See accompanying notes.

PVC Container Corporation
Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Organization and Business
PVC Container Corporation (the “Company”) was incorporated in Delaware on June 14, 1968. The Company’s major business is the manufacture and sale of a line of plastic bottles made from polyvinyl chloride (PVC) compounds, high density polyethylene resins and polyethylene terephthalate (PET). These bottles are used primarily for packaging cosmetics, toiletries, foods, household chemicals, lawn and garden supplies, and industrial chemical products. The Company formerly produced and sold polyvinyl chloride, which was used by the Company or sold to other plastic bottle manufacturers whose products compete with those produced by the Company. The Company’s businesses are based in the United States.
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
Inventories
Inventories are stated at the lower of cost or market value. Cost is determined under the first-in, first-out (“FIFO”) method. The Company provides reserves for estimated obsolescence of its inventory based on a percentage of inventory items over a certain number of days old based on historical experience. In addition, the Company accesses future demand and market conditions. If actual market conditions deteriorate additional inventory reverses may be required.
Depreciation
Depreciation is provided on a straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations as incurred. Major renewals and betterments are capitalized.
Intangibles
Effective July 1, 2002, the Company adopted the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). Under these rules, goodwill is no longer subject to amortization but is reviewed for potential impairment annually or upon the occurrence of an impairment indicator. SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment, while the second phase measures the impairment. The carrying amount of the Company’s goodwill is reviewed on a regular basis for any signs of an impairment. Management determines if the

PVC Container Corporation
Notes to Consolidated Financial Statements (continued)
1. Summary of Significant Accounting Policies (continued)
carrying amount is impaired based on anticipated cash flows. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows, discounted at a rate commensurate with the associated risk. The Company completed the annual impairment test in fiscal 2004 and passed the first phase of the impairment test; therefore, no further testing was required.
During the second quarter of fiscal 2005, the Company charged to operations $3,296,000, which was the full carrying value of goodwill resulting from operations at the Company’s New York extrusion blow molding facility. This facility experienced significant and unexpected reductions in gross margin and declines in revenue because the Company lost several customer contracts and was unable to successfully pass on rising compound prices to customers. Moreover, certain cost containment and cost reduction initiatives at this facility did not have the expected impact on operating performance. Management’s current forecast of future cash flows for the New York operation is substantially lower than previous forecasts. Because of these impairment indicators, the Company performed an interim test for goodwill impairment using the discounted cash flow evaluation approach and determined that the goodwill was impaired.
Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually to determine differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on tax laws and rates expected for the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.
Concentration of Credit Risk
The Company grants trade credit to its customers, which primarily are manufacturers of personal care products, food, household chemicals, and lawn and garden and industrial chemical products, and to bottle distributors that sell to such manufacturers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Sales and accounts receivable from customers are denominated in U.S. dollars. The Company has not experienced significant losses related to receivables from individual customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from customers’ failure to make mandatory payments.
Revenue Recognition
Revenue is recognized upon shipment of the product. Sales are shown net of returns, allowances, and discounts. In accordance with Emerging Issues Task Force EITF 00-10, Accounting for Shipping and Handling Fees and Costs, the Company reports the amount billed to customers for shipping and handling as

PVC Container Corporation
Notes to Consolidated Financial Statements (continued)
1. Summary of Significant Accounting Policies (continued)
sales in the Consolidated Statements of Operations. Costs incurred by the Company for shipping and handling are reported as cost of sales.
Research and Development Costs
All research and development costs are charged to expense as incurred and amounted to $244,000, $323,000, and $290,000, in 2005, 2004, and 2003, respectively. In each of the years, the expenses incurred were for the discontinued operations as of June 30, 2005.
Impairment of Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations or expected to be disposed of when events and circumstances indicate that the assets might be impaired and when those assets are expected to generate undiscounted cash flows that would be less than their carrying amounts.
During fiscal 2005, the Company sold a manufacturing facility located in Kingston, New York. This facility had a net realizable value of $700,000. It was carried on the Company’s books for $1,152,000. The difference between the carrying value and the net realizable value was recorded on the Company’s books at June 30, 2005 as an asset impairment.
Stock-Based Compensation
As permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock option plans. Under APB 25, compensation expense is calculated at the time of option grant based upon the difference between the exercise price of the option and the fair market value of the Company’s common stock at the date of grant, and is recognized over the vesting period.
SFAS 123 requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options and warrants (“equity awards”) under the fair value method of SFAS 123. In 2003 and 2002, the fair value of the Company’s equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003 and 2002, respectively: risk-free interest rates of approximately 2.4% and 4.1%, expected volatility of 0.6 and 0.4; expected option life equal to the vesting period, and an expected dividend yield of 0.0%. No options were granted in 2004 or 2005.
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, Black-Scholes does not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

PVC Container Corporation
Notes to Consolidated Financial Statements (continued)
1. Summary of Significant Accounting Policies (continued)
As required by SFAS 123, the following table illustrates the effect on net income (loss) and net income (loss) per common shares for the three fiscal years ended June 30, 2005, as if the Company had applied the fair value method to measure stock-based compensation, required under the disclosure provision of SFAS 123:

	2005	2004	2003
Net (loss) income as reported	$(6,101,545)	$(64,955)	$872,552
Add: Stock based compensation included in reported net income, (loss), net of taxes	—	—	—
Deduct: Stock-based compensation expense under fair value report, net of taxes	(46,506)	(26,028)	(9,225)

Pro forma net (loss) income	$(6,148,051)	$(90,983)	$863,327
Income (loss) per share:
Net income (loss) as reported:
Basic	$(.87)	$(.01)	$.12
Diluted	$(.87)	$(.01)	$.12
Pro forma net income (loss)
Basic	$(.87)	$(.01)	$.12
Diluted	$(.87)	$(.01)	$.12
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

PVC Container Corporation
Notes to Consolidated Financial Statements (continued)
1. Summary of Significant Accounting Policies (continued)
At June 30, 2005, the Company had interest-rate swap agreements, designated as cash flow hedges, which effectively convert approximately $4,368,309 of its floating-rate debt to a fixed-rate through August 2005. The interest rate swap agreements hedge the floating interest rate by reducing the impact of interest rate changes on future interest expense. The fair value of the interest-rate swap at June 30, 2005, was approximately $23,000, based upon bank valuation, and is included in the accompanying consolidated balance sheet. Losses reported in accumulated, other comprehensive loss, that are expected to be reclassified into earnings in the next twelve months total approximately $23,000 before taxes.
Impact of Recently Issued Accounting Standards
In December of 2004, the Financial Accounting Standards Board issued its final standard on accounting for share based payments (“SBP”), FASB Statement No. 123R (revised 2004), which requires companies to expense the value of employee stock options and similar awards. The standard is effective for public companies for interim and annual periods beginning after July 1, 2005, and applies to all outstanding and unvested SBP awards. Management has been assessing the impact of this standard. The Company plans to measure the fair value of the stock options using the Black-Scholes-Merton option pricing model. Management does not expect the adoption of FASB Statement No. 123R to have a significant impact on the financial position or results of operation of the Company.
In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs”. Statement 151 amends the guidance in ARB No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). ARB 43 previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with early application permitted. The Company is currently evaluating the effects of Statement 151 may have on its financial statements.
The Company reviewed the implication of FASB 153, Accounting for Non Monetary transactions, and deemed this opinion to be not applicable to current conditions as reported in our financial statements as of June 30, 2005.
In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” This statement generally requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principals. Under the prior rules, changes in accounting principals were generally recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement does not change the previous guidance for reporting the correction of an error in previously issued financial statements, change in accounting estimate or justification of a change in accounting principle on the basis of preferability. This statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. Adoption of the provisions of the Statement is not expected to have a material affect on the results of operations or financial position the Company.

PVC Container Corporation
Notes to Consolidated Financial Statements (continued)
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
2. Inventories
Inventories consist of the following:

	2005	2004

Raw materials	$4,962,551	$4,980,080
Finished goods	6,278,161	6,742,899
Reserves	(822,989)	(876,888)

	10,417,723	10,846,091

Molds for resale, in production	251,031	945,212
Supplies	516,550	670,360

Total inventories	$11,185,304	$12,461,663

3. Properties, Plant and Equipment

			Estimated Useful
	2005	2004	Life in Years

Land	$200,000	$400,000
Building and improvements	11,770,857	14,055,800	20-25
Machinery and equipment	52,365,582	57,720,614	7-10
Molds	7,455,237	7,218,843	3-5
Office furniture and equipment	4,514,144	4,225,096	5-10
Motor vehicles	140,538	125,718	3-5
Leasehold improvements	24,845	24,845	12
Construction in Progress	27,375	31,262

	76,498,578	83,802,178
Less accumulated depreciation	54,253,867	56,370,359

	$22,244,711	$27,431,819

PVC Container Corporation
Notes to Consolidated Financial Statements (continued)
3. Properties, Plant and Equipment (continued)
Depreciation expense and amortization expense for 2005, 2004 and 2003 were $5,675,000, $6,262,000 and $6,021,000 and $1,000, $1,000 and $1,000 respectively.
4. Accrued Expenses
Accrued expenses at June 30 consists of:

	2005	2004

Accrued payroll	$277,581	$236,307
Accrued vacation	796,056	731,135
Accrued employee benefits	578,491	535,921
Other accrued expenses	1,277,920	870,125

	$2,930,048	$2,373,488

5. Long-Term Debt and Pledged Assets
Long-term debt at June 30 consists of the following:

	2005	2004

Notes payable:
South Carolina Economic Development Authority:
Loan	$3,594,562	$3,595,765
Pennsylvania Industrial Development Authority:
Loan	535,171	617,043
GE Capital Public Finance:
Equipment loans	449,235	1,224,080
Building loan	2,857,860	3,083,305
PNC Bank:
Term notes	4,397,539	6,522,051
Revolving line of credit	12,022,612	8,305,291
Other	4,107,084	4,659,344

	27,964,063	28,006,880
Less current portion	(2,682,145)	(3,929,649)

	$25,281,918	$24,077,230

Long-Term Debt Maturities
2006	$2,682,145
2007	$17,355,578
2008	$1,727,827
2009	$884,487
2010	$1,638,354
2011 - 2017	$3,675,672

PVC Container Corporation
Notes to Consolidated Financial Statements (continued)
5. Long-Term Debt and Pledged Assets (continued)
Interest paid amounted to $1,727,827, $1,871,346 and $1,946,630 in 2005, 2004, and 2003, respectively.
PNC Agreement
The Company entered into a $43,750,000 senior secured credit facility with PNC Bank in August 2000. The PNC Bank Agreement was a five year, $25,000,000 senior revolving credit facility; a five-year $12,183,000 senior term loan; a five-year $4,192,000 standby letter of credit; and a $2,000,000 capital expenditure line. On November 15, 2004, the PNC Bank agreement was amended to extend the maturity of each of these four components until 2007, and to make specific changes to the credit facilities. The total senior secured credit facility was reduced to $28,532,000 (which was the outstanding facility amount at the extension date), consisting of the following: a senior revolving credit facility of $18,000,000; a senior term loan of $5,686,000; a standby letter of credit of $3,846,000; and a capital expenditure line of $1,000,000. The credit facility contains two financial covenants. The first is a fixed charge covenant measuring the Company’s ability to have adequate cash flow to cover its annual debt requirements. The second is a net worth covenant. At June 30, 2005, the Company was in compliance with all of the credit facility’s covenants as amended. The credit facility is secured by accounts receivable, inventories, property, plant and equipment.
The Term Notes bear interest at LIBOR plus 300 basis points, though the Company entered into an interest-rate swap agreements to effectively convert a portion of the floating term loan debt interest into a fixed rate. The revolving credit facility bears interest at prime rate. The $1 million capital expenditure line of credit bears interest at LIBOR plus 300 basis points.
Note Payable — South Carolina Economic Development Authority (“S.C. EDA”)
This note was obtained to finance the construction of the Company’s South Carolina manufacturing facility and is due April 1, 2016. Prepayments may be made without penalty. This note is subject to prior mortgages in favor of the PNC Bank. The effective interest rate on this obligation was 1.1% in fiscal 2005 and 1.1% in fiscal 2004. The note is secured by property, plant and equipment.
S.C. EDA has issued tax exempt bonds to fund the debt. Should the tax exempt status of this bond issue be negated, the interest rate on this note would be retroactively adjusted. The Company has an unused letter of credit amounting to approximately $3.6 million in conjunction with this note.
Note Payable — Pennsylvania Industrial Development Authority
During fiscal year 1999, the Company obtained a $1.0 million loan from the Pennsylvania Industrial Development Authority (“PIDA”) to assist in financing the construction of its Hazleton, Pennsylvania manufacturing facility. The loan is payable in 145 equal monthly installments of $8,634, with an interest rate of 3.75% and a maturity date of March 1, 2011. The loan may be prepaid in whole or in part subject to certain requirements stated in the loan agreement. The loan is secured by the property of the manufacturing facility.

PVC Container Corporation
Notes to Consolidated Financial Statements (continued)
5. Long-Term Debt and Pledged Assets (continued)
GE Capital Public Finance Building and Equipment Loans
During fiscal 1998, the Hazleton Area Industrial Development Authority approved $7,250,000 tax-exempt Industrial Development Bonds. The Bonds were purchased and are held by GE Capital Public Finance, Inc. to finance a loan to the Company in conjunction with the Company’s Hazleton, Pennsylvania manufacturing facility. The loan is payable in 144 decreasing monthly installments at an interest rate of 5.15%, with a final lump sum payment of $1,860,530 due June 15, 2010. The loan may be prepaid in whole or in part subject to certain requirements stated in the loan agreement. The loan is secured by the property of the manufacturing facility.
During fiscal 1997, the City of Paris, Illinois approved $1,200,000 Series 1997A and $2,300,000 Series 1997B Industrial Development Revenue Bonds. The bonds were purchased and are held by GE Capital Public Finance, Inc. to finance a loan to the Company in conjunction with the Company’s expansion of its Paris, Illinois manufacturing facility. The loan is payable in 120 decreasing monthly installments at an interest rate of 5.90%, with a final lump sum payment of $602,952 due April 1, 2007. The loan may be prepaid in whole or in part subject to certain requirements stated in the loan agreement. The loan is secured by the property and the equipment. The Company has unused letters of credit amounting to approximately $1.2 million in conjunction with this loan.
The bonds issued by the City of Paris to fund the debt are tax exempt. Should the tax-exempt status of these bonds be negated, the interest rate on the related note would be retroactively adjusted.
Other
Other loans consist of notes payable to various banks for equipment, real estate improvements and development and expansion of the Company’s manufacturing plants. The notes bear interest at rates ranging from 3% to 9.5% and are payable in monthly installments through 2011. The loans are secured by the Company’s equipment, land and buildings.
The carrying amounts of the aforementioned debt agreements approximate fair value.
6. Operating Leases
Minimum rental commitments under non-cancelable operating leases are payable as follows:

Year	Amount

2006	$1,098,602
2007	$714,364
2008	$686,430
2009	$577,771
2010	$469,457
Thereafter	$995,953

PVC Container Corporation
Notes to Consolidated Financial Statements (continued)
6. Operating Leases (continued)
Rental expense for operating leases amounted to $934,197, $1,316,506 and $1,139,611 in fiscal 2005, 2004, and 2003, respectively. The executive office lease is for a term of ten years that commenced January 1, 1999 and has a rent escalation clause as follows: monthly rental is $16,275 until December 31, 2006 and then $17,050 until the end of the term.
7. Pension Plan
The Company is considering “freezing” its non-contributory defined benefit pension plan. This plan relates to the former full-time union employees that were part of the discontinued operations.
The Company expects to continue to contribute within the range of legally acceptable contributions as identified by the plan’s enrolled actuary.
In accordance with the Financial Accounting Standards Board Statement 132, the Company has analyzed the change in funded status between the prior fiscal year and the end of the current fiscal year. All employer contributions were charged to operations in the current period.
Upon completion of the “freezing” process, management will reevaluate the impact of any actuarial gain or loss to be recognized.
On September 1, 1990, the Company instituted a non-contributory defined benefit pension plan for all eligible full-time union employees. Benefits are based on years of service. The Company contributes to the plan amounts, actuarially determined by the Unit Credit Actuarial Cost Method that provides the plan with sufficient assets to meet future benefit payment requirements. The plan’s assets are invested principally in short-term investments.
The pension plan assets are invested with the objective of being able to meet current and future benefit payment needs, while controlling pension expense volatility and future contributions. Plan assets are diversified between fixed income investments, cash and U.S. equities. The strategic target allocation is 100% fixed income investments. The weighted-average asset allocation for our pension plans at June 30, 2005, 2004 and 2003 was 100% for fixed income securities.
The following table sets forth the plan’s funded status and the amount recognized in the Company’s consolidated balance sheet:

	June 30
	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$977,357	$1,002,864
Service cost	9,396	6,788
Interest cost	76,423	62,765
Actuarial loss (gain)	178,631	(52,888)
Benefits paid	(48,245)	(42,172)

Benefit obligation at end of year	$1,193,562	$977,357

Change in plan assets:
Fair value of plan assets at beginning of year	$1,018,852	$1,025,551
Actual return on plan assets	49,415	52,600
Expenses	(18,241)	(17,126)
Employer contributions	193,662
Benefits paid, including expenses	(48,245)	(42,172)

Fair value of plan assets at end of year	$1,195,443	$1,018,853

Funded status	$1,881	$41,495
Unrecognized net actuarial gain	462,743	279,785
Unrecognized prior service cost	8,380	10,055
Unrecognized transition obligation	9,051	12,069

Prepaid Pension asset	$482,055	$343,404

PVC Container Corporation
Notes to Consolidated Financial Statements (continued)
7. Pension Plan (continued)

	June 30
	2005	2004

Weighted-average assumptions at year-end:
Interest rate used to calculate Net Periodic Pension Cost	6.75%	6.75%
Interest rate used to calculate year end disclosure information	6.75%	6.75%
Expected return on plan assets	6.00%	8.50%
Rate of compensation increase	0.00%	0.00%
Components of net periodic benefit cost:
Service cost	$9,396	$6,788
Interest cost	76,423	62,765
Expected return on plan assets	(60,653)	(85,461)
Amortization of transition obligation	3,018	3,018
Amortization of prior service cost	1,675	1,675
Recognized net actuarial loss	25,152	9,642

Net periodic benefit cost	$55,011	$(1,573)

Projection of benefits paid by the plan for next ten fiscal years

Fiscal Years	Projected Benefits
2006	$41,963
2007	$42,573
2008	$46,285
2009	$48,829
2010	$59,430
Sum of Fiscal Years 2011 through 2015	$375,128
The Company recorded an unrealized gain on pension obligations amounting to $100,000. This unrealized gain was related to actuarial assumptions that will impact future periods.
Contributions for the fiscal year beginning July 1, 2005 are not available until the next valuation date is completed. In the meantime, a reasonable projection of the minimum contribution for the fiscal year beginning July 1, 2005 would be $58,200.
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
The Plan has been drafted to comply with Section 401(k) of the Internal Revenue Code. Each participating employee can defer from 1% to 6% of his salary into his Plan account, and the Company makes a matching contribution on a monthly basis. The Company’s contribution for the fiscal year ended June 30, 2005 was in an amount equal to 25% on the first 6% of the union and non-union employees’ pre-tax contributions. Contributions are made by the Company on a

PVC Container Corporation
Notes to Consolidated Financial Statements (continued)
7. Pension Plan (continued)
monthly basis. In addition to matching contributions, the Company, at its option, may make payments based on a percentage of quarterly profits. Such payments can be made directly to or for the Plan account of participating employees and are based on a percentage of each employee’s compensation. The Company contributed $129,795, $136,894, and $143,716 in 2005, 2004, and 2003, respectively.
8. Common Stock and Stock Options
In 1997, the Company’s Board of Directors approved and ratified an incentive stock option plan to enable the Company to grant options to purchase up to 600,000 shares of the Company’s common stock through the plan’s expiration on January 16, 2007. This plan conforms to the requirements of Rule 16b-3 of the Securities Exchange Act of 1934. The options granted vest at the rate of 25% per year. All options have been granted at fair market value.
A summary of stock option activity follows:

		Weighted-Average
	Options	Exercise Price

Outstanding at June 30, 2001	368,800	$4.46
Granted	191,000	2.82
Forfeited	(15,000)	4.96
Exercised	—	—

Outstanding at June 30, 2002	544,800	$4.10
Granted	10,000	1.55
Forfeited	(60,000)	3.69
Exercised

Outstanding at June 30, 2003	494,800	$4.07
Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at June 30, 2004	494,800	$4.07

Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at June 30, 2005	494,800	$4.07

Exercisable at June 30, 2001	325,550	$4.74

Exercisable at June 30, 2002	415,300	$4.50

Exercisable at June 30, 2003	423,050	$4.37

Exercisable at June 30, 2004	467,050	$4.22

Exercisable at June 30, 2005	401,000	$4.06

PVC Container Corporation
Notes to Consolidated Financial Statements (continued)
8. Common Stock and Stock Options (continued)
Exercise prices for options outstanding as of June 30, 2005, ranged from $1.55 to $6.38 per share. The weighted average remaining contractual life of these options is 3 years.
9. Income Taxes
The provision (benefit) for income taxes for continuing operations consists of:

	2005	2004	2003

Current:
Federal	$(292,669)	$(825,353)	$213,990
State	(32,582)	(239,621)	65,461

	(325,251)	(1,064,974)	279,451

Deferred:
Federal	(783,755)	387,501	(218,085)
State	(216,465)	112,495	(63,315)

	(1,000,220)	499,996	(281,400)

Total provision (benefit)	$(1,325,471)	$(564,978)	$(1,949)

The provision (benefit) for income taxes for discontinued operations consists of:

	2005	2004	2003

Current:
Federal	$(69,820)	$479,573	$532,944
State	(7,773)	139,231	154,725

	(77,593)	618,804	687,669

Deferred:
Federal	(379,699)	(50,824)	(61,513)
State	(121,312)	(14,755)	(17,858)

	(501,011)	(65,579)	(79,371)

Total provision (benefit)	$(578,604)	$553,225	$608,298

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of June 30 are as follows:

	2005	2004

Deferred tax liabilities:
Long-lived assets and other	$2,513,395	$2,628,292

Total deferred tax liabilities	$2,513,395	$2,628,292

Deferred tax assets:
Bad debt reserves	403,611	301,766
Inventory reserves	329,196	350,755
Accrued liabilities and other	829,796	634,282

Net operating losses	1,038,501	—

Total deferred tax assets	2,601,104	1,286,803

Net deferred tax (asset) liabilities	$(87,709)	$1,341,489

The Company has $2,596,252 of net operating losses at June 30, 2005 for Federal and State purposes, which expire in 20 years and 7 years respectively.
A reconciliation of the income tax provision and the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

	2005	2004	2003

Federal tax at statutory rate	(34%)	(34%)	34%
Effect of:
State income taxes, net of federal income tax benefit	(4)	(5)	2
Goodwill impairment	20	—	—
Meals and entertainment and other permanent differences	—	—	(31)

Effective income tax rate	(18%)	(39%)	5%

PVC Container Corporation
Notes to Consolidated Financial Statements (continued)
9. Income Taxes (continued)
Income taxes paid amounted to $37,996, $334,779, and $1,246,078, in fiscal 2005, 2004, and 2003, respectively.
10. Earnings Per Share
The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the years ended June 30, 2005, 2004, and 2003. Income available to common stockholders for both basic and diluted earnings per share is the same as net income presented in the statements of income for the years ended June 30, 2005, 2004, and 2003.

	2005	2004	2003

Weighted-average shares for basic earnings per share	7,042,393	7,042,393	7,042,393
Effect of dilutive securities:
Employee stock options	—	—	1,092

Adjusted weighted-average shares for diluted earnings per share	7,042,393	7,042,393	7,043,485

11. Segments
Previously, the Company had two reportable segments: Plastic Containers and Compound. The Company identified these segments based upon differences in the types of products each sold. The Plastic Containers segment manufactures custom designed PET, HDPE, and PVC containers mainly for cosmetics, toiletries, foods, household chemicals, lawn and garden supplies, and industrial chemical products. The Compound segment manufactured PVC compound for internal use and for sale. The Company’s former customers used PVC compound for extruded profiles and accessories, furniture, molding and other indoor fixtures, and molded electrical and electronic housings. Both of the Company’s segments sold to customers located primarily in the United States. In May 2005, the Company sold the Compound segment’s equipment, compounding recipes and customer list and, as a result, operates only in one segment. For more information, see Note 14 below.
The reportable segments were managed separately because they used different manufacturing processes and served different markets. The Company evaluated each segment’s performance based on profit or loss from operations after income taxes. The accounting policies for the reportable segments were the same as those for the Company (described in Note 1). Intersegment sales and transfers were recorded at market prices. Information on segments and a reconciliation to a consolidated total are as follows:

PVC Container Corporation
Notes to Consolidated Financial Statements (continued)
11. Segments (continued)

	2005	2004	2003

Net revenues:
Continuing revenue from external customers Compound	$—	$—	$—
Plastic containers	85,794,538	82,164,615	76,047,910

Total consolidated net revenue	85,794,538	82,164,615	76,047,910

Not included in the above table as revenue from discontinued operations as follows:
Company total — Compound	$20,874,319	$22,305,864	$20,851,641
Intersegment revenue — Compound	(5,923,651)	(6,723,968)	(6,466,334)

Revenue from external Customers	$14,950,668	$15,581,896	$14,385,307

Depreciation and amortization expense:
Discontinued operation — Compound	$351,073	$433,770	$383,044
Continued operations — Compound	—	—	—
Plastic containers	5,324,803	5,829,558	5,639,163

Total consolidated depreciation and amortization expense	$5,675,876	$6,263,328	$6,022,207

Interest expense:
Discontinued operation — Compound	$44,781	$92,259	$85,618
Continued operations — Compound	—	—	—
Plastic Containers	1,743,171	1,772,179	1,858,473

Total consolidated interest expense	$1,787,952	$1,864,438	$1,944,091

Restructuring charge:
Discontinued operation — Compound	$—	$—	$—
Continued operations — Compound	—	—	—
Plastic Containers	713,112	475,677	—

Total consolidated interest expense	$713,112	$475,677	$—

Income tax expense (benefit):
Discontinued operation — Compound	$(578,604)	$553,225	$608,298
Continued operations — Compound	—	—	—
Plastic Containers	(1,325,471)	(564,978)	(1,949)

Total consolidated interest expense	$(1,904,075)	$(11,753)	$606,349

Net income (loss):
Discontinued operation — Compound	$(325,722)	$651,759	$510,949
Continued operations — Compound	—	—	—
Plastic Containers	(5,775,823)	(716,714)	361,603

Total consolidated net (loss) income	$(6,101,545)	$(64,955)	$872,552

PVC Container Corporation
Notes to Consolidated Financial Statements (continued)
11. Segments (continued)

	2005	2004	2003

Total assets:
Discontinued operation — Compound	$4,687,565	$6,058,541	$5,933,014
Continued operations — Compound	—	—	—
Plastic Containers	48,626,398	56,330,680	56,511,177

Total consolidated assets	$53,313,963	$62,389,221	$62,444,191

Capital expenditures:
Discontinued operation — Compound	$294,631	$675,446	$321,358
Continued operations — Compound	—	—	—
Plastic Containers	2,705,083	3,935,541	5,440,240

Total consolidated capital expenditures	$2,999,714	$4,610,987	$5,761,598

12. Quarterly Financial Data
Selected Quarterly Financial Data (unaudited)
The following tables present selected financial data that have been restated for discontinued operations for the years ended June 30, 2005 and 2004:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005
Net sales	$19,677,665	$19,884,337	$22,414,988	$23,817,548
Cost of goods sold (exclusive of depreciation and amortization expense shown separately below)	$16,615,223	$16,414,513	$17,833,831	$19,837,645
Selling, general and administrative expenses	2,984,497	2,622,062	2,525,892	2,617,643
Depreciation and amortization	1,286,449	1,290,576	1,319,349	1,428,429
Goodwill impairment charges	—	3,296,298	—	—
Provision for restructuring and other exit activities	—	572,899	50,926	89,287
Asset impairment	—	448,615	3,727	—

	20,886,169	24,644,963	21,733,725	23,973,004

(Loss) income from operations	(1,208,504)	(4,760,626)	681,263	(155,456)

Other income (expense):
Interest expense	(407,044)	(429,176)	(450,459)	(456,492)
Other income	41,500	1,500	36,700	5,500

	(365,544)	(427,676)	(413,759)	(450,992)

(Loss) income before (benefit) provision for income taxes	(1,574,048)	(5,188,302)	267,504	(606,448)
(Benefit) provision for income taxes	(645,935)	(314,931)	238,408	(603,013)

(Loss) income from continuing operations	(928,113)	(4,873,371)	29,096	(3,435)

Discontinued operations

Income (loss) from discontinued plastic compound segment before (benefit) provision for income taxes	86,646	(190,091)	(698,650)	(102,231)
Provision (benefit) for income taxes	55,436	(121,624)	(447,009)	(65,407)

Income (loss) from discontinued operations	31,210	(68,467)	(251,641)	(36,824)

Net loss from operations	$(896,903)	(4,941,838)	(222,545)	(40,259)

Loss per share (basic and diluted)	($.13)	($.70)	($.03)	($.01)

PVC Container Corporation
Notes to Consolidated Financial Statements (continued)
12. Quarterly Financial Data (continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2004
Net sales	$17,567,198	$17,629,832	$22,655,555	$24,312,030
Cost of goods sold (exclusive of depreciation and amortization expense shown separately below)	$14,172,276	$14,217,128	$17,876,219	$19,799,641
Selling, general and administrative expenses	2,183,799	2,068,192	2,539,707	2,827,859
Depreciation and amortization	1,409,959	1,476,589	1,519,422	1,423,588
Goodwill impairment charges	—	—	—	—
Provision for restructuring and other exit activities	116,271	160,214	185,505	13,687
Asset impairment	—	—	—	—

	17,882,305	17,922,123	22,120,853	24,064,775

(Loss) income from operations	(315,107)	(292,291)	534,702	247,255

Other income (expense):
Interest expense	(468,440)	(462,997)	(433,973)	(406,769)
Other income	—	144,500	—	—

	(468,440)	(318,497)	(433,973)	(406,769)

(Loss) income before (benefit) provision for income taxes	(783,547)	(610,788)	100,729	(159,514)
(Benefit) provision for income taxes	(305,184)	(236,986)	39,083	(61,891)

(Loss) income from continuing operations	(478,363)	(373,802)	61,646	(97,623)

Discontinued operations

Income from discontinued plastic compound segment before (benefit) provision for income taxes	493,469	141,499	441,485	299,959
Provision for income taxes	186,252	44,578	189,739	132,656

Income from discontinued operations	307,217	96,921	251,746	167,303

Net (loss) income from operations	($171,146)	($276,881)	$313,392	$69,680

(Loss) income per share (basic and diluted)	($.02)	($.04)	$.04	$.01
13. Provision for Restructuring and Other Exit Activities
In 2004, the Company recorded charges for restructuring and other exit activities of $475,000, which is reflected in the plastic container segment. During the quarter ended September 30, 2003, the Company decided to transfer a majority of the personnel and most of the equipment at its Marpac Industries subsidiary located in Kingston, NY to its Philmont, NY plant. The Kingston facility was converted to a warehouse. The workforce reduction included 48 employees of which 19 were direct labor, 27 indirect labor and 2 administrative. During 2004, the Company recorded restructuring charges of $229,000 related to severance and other personnel related costs and $124,000 for equipment relocation and other transfer costs. As of June 30, 2004, $353,000 had been incurred and paid. The plastic container segment experienced manufacturing inefficiencies related to the move. These additional costs are reflected in cost of good sold.
Certain facilities, previously classified as net assets held for disposition, were sold in April 2004 for an amount less than carrying value. The Company recorded a loss of $122,322 on the sale of the assets in provision for restructuring and other exit activities.
In connection with a cost reduction initiative begun in November 2004, the Company has reduced its workforce by 29 salaried individuals from 585 employees to 556 employees. The Company recognized total charges of $713,000 associated with the workforce reduction, including severance and related benefit costs. The workforce reduction is expected to reduce the Company’s payroll and benefits by approximately $1.7 million annually.

PVC Container Corporation
Notes to Consolidated Financial Statements (continued)
14. Discontinued Operations
In May 2005, the Company entered into a definitive agreement with PolyOne Corporation (“PolyOne”) pursuant to which PolyOne agreed to acquire the Compound segment’s equipment, compounding recipes and customer list for $625,000 plus earn-outs payable upon the achievement of certain sales targets through December 31, 2009.
The agreement also provided that the Company will not compete with the business for five years after the date of closing of the sale. The transaction closed on May 31, 2005, and the Company received gross proceeds of $1,125,000 (which included the advance of $500,000 on earn-out payments) and is entitled to additional earn-out payments as described previously.
In addition, the Company entered into a supply agreement with PolyOne whereby the Company will purchase from PolyOne a specified percentage of the Company requirements of certain polyvinyl chloride compounds through December 2009 at prices specified in the supply agreement. Royalties are based on a per pound basis and will be recognized as earned. The Company agreed to purchase specific product from PolyOne as follows:
100% of the Company’s specific requirements through August 31, 2007
80% of the Company’s specific requirements through August 31, 2008
70% of the Company’s specific requirements through August 31, 2009
50% of the Company’s specific requirements through December 31, 2009
For each pound of product sold by PolyOne to existing customers of the Company, (as defined prior to closing), PolyOne will make earn out payments to the Company as follows:
4 cents per pound through August 31, 2007
3 cents per pound through August 31, 2008
2 cents per pound through August 31, 2009
1 cent per pound through December 31, 2009
The supply agreement may be terminated by either party effective 60 days after giving written notice or if there is a material breach or default of any term or condition of the supply agreement.
As a result of this disposition, the Compound segment has been reflected on the Company’s financial statement as a discontinued operation for all periods presented, unless otherwise indicated. Amounts provided in these notes to the consolidated financial statements may pertain to both continuing and discontinued operations.
The definitive sale agreement with PolyOne resulted in a write down of machinery and equipment to Net Realizable Value. The impairment to property, plant and equipment amounting to $804,000 is reflected in the

PVC Container Corporation
Notes to Consolidated Financial Statements (continued)
14. Discontinued Operations (continued)
Company’s financials under “Discontinued Operations.” The Company retained all accounts receivable and inventory as of the date of closing. The definitive sale agreement excluded the sale of real property (land and building) which is recorded as a net asset held for disposition on the Company’s books as of June 30, 2005.

	Fiscal Year Ended
	June 30, 2005	June 30, 2004
Assets
Current assets:
Cash and cash equivalents from continuing operations	$375,301	$365,620
Cash and cash equivalents from discontinued operations	200	200

Total cash and cash equivalents	375,501	365,820

Accounts receivable, net from continuing operations	12,173,036	12,703,070
Accounts receivable, net from discontinued operations	1,912,799	2,198,320

Total accounts receivable, net	14,085,835	14,901,390

Inventories from continuing operations	10,435,532	11,591,258
Inventories from discontinued operations	749,772	870,405

Total inventories	11,185,304	12,461,663

Prepaid expenses and other current assets from continuing operations	513,166	928,936
Prepaid expenses and other current assets from discontinued operations	485,538	362,241

Total prepaid expenses and other current assets	998,704	1,291,177

Deferred income taxes from continuing operations	2,869,712	774,460
Deferred income taxes from discontinued operations	406,231	512,343

Total deferred income taxes	3,275,943	1,286,803

Net assets held for disposition from continuing operations	—	—
Net assets held for disposition from discontinued operations	1,110,891	1,177,559

Total net assets held for disposition	1,110,891	1,177,559

Total current assets from continuing operations	26,366,747	26,363,344
Total current assets from discontinued operations	4,665,431	5,121,068

Total current assets	31,032,178	31,484,412

Properties, plant and equipment, net from continuing operations	22,222,577	25,990,887
Properties, plant and equipment, net from discontinued operations	22,134	1,440,932

Total properties, plant and equipment, net	22,244,711	27,431,819

Goodwill from continuing operations	—	3,296,298
Goodwill from discontinued operations	—	—

Total goodwill	—	3,296,298

Other assets from continuing operations	37,074	167,808
Other assets from discontinued operations	—	8,884

Total other assets	37,074	176,692

Total assets from continuing operations	48,626,398	55,818,337
Total assets from discontinued operations	4,687,565	6,570,884

Total assets	$53,313,963	$62,389,221

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable form continuing operations	$4,348,827	$7,475,173

PVC Container Corporation
Notes to Consolidated Financial Statements (continued)
14. Discontinued Operations (continued)

	Fiscal Year Ended
	June 30, 2005	June 30, 2004
Accounts payable form discontinued operations	1,817,988	2,732,169

Total accounts payable	6,166,815	10,207,342

Accrued expenses from continuing operations	2,562,376	1,937,529
Accrued expenses from discontinued operations	367,672	435,959

Total accrued expenses	2,930,048	2,373,488

Current portion of long-tern debt from continuing operations	2,682,145	3,722,146
Current portion of long-tern debt from discontinued operations	—	207,503

Total current portion of long-tern debt	2,682,145	3,929,649

Total current liabilities from continuing operations	9,593,348	13,134,848
Total current liabilities from discontinued operations	2,185,660	3,375,631

Total current liabilities	11,779,008	16,510,479

Long term-debt from continuing operations	25,281,918	23,749,169
Long term-debt from discontinued operations	—	328,061

Total long-term debt	25,281,918	24,077,230

Interest rate swap from continuing operations	22,588	198,278
Interest rate swap from discontinued operations	—	—

Total interest rate swap	22,588	198,278

Deferred income taxes from continuing operations	2,505,317	2,341,755
Deferred income from discontinued operations	8,078	286,537

Total deferred income taxes	2,513,395	2,628,292

Other liabilities from continuing operations	140,000	—
Other liabilities from discontinued operations	—	—

Total other liabilities	140,000	—

Deferred income from continuing operations	500,000	—
Deferred income from discontinued operations	—	—

Total deferred income	500,000	—

Stockholders’ equity:
Preferred stock, par value $1.00,authorized 1,000,000 shares, none issued
Common stock, par value $.01 authorized 10,000,000 shares 7,044,655 issued as of June 30,2005 and 2004	70,446	70,446
Capital in excess of par value continuing operations	3,810,981	3,810,981
Retained earnings continuing operations	9,113,749	15,215,294
Accumulated other comprehensive gain (loss)	86,673	(116,984)
Treasury stock, at cost (2,262 shares at June 30, 2005 and 2004)	(4,795)	(4,795)

Total stockholders’ equity	13,077,054	18,974,942

	$53,313,963	$62,389,221

PVC Container Corporation
Notes to Consolidated Financial Statements (continued)
14. Discontinued Operations (continued)
Net assets related to discontinued operations of $2.5 million and $2.6 million are reported on the accompanying balance sheet for the periods shown, and consist of:

	Fiscal Year Ended
	June 30, 2005	June 30, 2004
Cash and cash equivalents	$—	$—
Accounts receivable	1,913	2,198
Inventories	750	870
Prepaid expenses and other current assets	485	362
Deferred income taxes	406	512
Net assets held for disposition	1,112	1,177
Other assets	—	9
Properties, Plant and equipment, net	22	1,442

Total assets	$4,688	$6,570

Accounts payable and other accrued liabilities	$2,186	$3,168
Borrowings	—	536
Deferred income taxes	8	287
Total liabilities	$2,194	$3,991

Net assets	$2,494	$2,579

	2005	2004	2003
Net sales from discontinued operations	$14,951,000	$15,582,000	$14,385,000
Asset impairment	$804,000	—	—
Net (loss) income from discontinued operations	$(326,000)	$823,000	$908,000
15. Other
During the fourth quarter of fiscal 2005, the Company recorded a charge of $140,000 related to lifetime medical benefits for the former Chief Executive Officer and his spouse under the terms of his severance agreement.
The Company entered into a $710,000 severance agreement with the former Chief Executive Officer, and the total amount has been paid pursuant to the agreement as of June 30, 2005.
These charges relating to lifetime medical benefits and executive severance costs are reflected in selling, general and administrative expenses. The basis for the calculation was provided by an independent actuary. Based upon the ages, actuarial life spans and projected costs of health insurance premiums.
Actuary and liability balances related to the severance charges for the fiscal year ended June 30, 2005 were as follows:

PVC Container Corporation
Notes to Consolidated Financial Statements (continued)
15. Other (continued)

		Charges to Cost and
	June 30, 2004	Expenses	Amount Paid	June 30, 2005
Severance	—	$710,000	$710,000	—
Lifetime medical	—	$140,000	—	$140,000
Total	—	$850,000	$710,000	$140,000
The Company entered into a management agreement with Kirtland Capital Corp. in 1996, pursuant to which Kirtland Capital Corp. receives $25,000 per month for management services relating to financial advice, banking relations, acquisitions and strategic business opportunities. As described above under “Security Ownership of Certain Beneficial Owners and Management,” as of September 28, 2005, collectively KCP II and KCC II beneficially own 4,467,415 shares of common stock, which constituted approximately 63.4% of the outstanding shares of common stock. Kirtland Capital Corp. is the general partner that controls KCP II and has sole voting and investment power over the shares of common stock owned by KCP II. Kirtland Capital Corp. is the general partner of Evergreen Partners II L.P., which is the managing member of KCC II, and has sole voting and investment power of the shares of common stock owned by KCC II.
William J. Bergen and the Company entered into an employment agreement, effective as of September 2, 2004, pursuant to which Mr. Bergen agreed to serve as the Company’s President and Chief Executive Officer. The employment agreement, which currently provides for, among other things, compensation consisting of an annual base salary of $240,000 per annum, was extended through until September 1, 2006 when the term of agreement expires unless further extended. Additionally, the employment agreement provides for incentive compensation based upon the equity value of the Company. The employment agreement also provides for certain benefits payable to Mr. Bergen in the event the agreement is not renewed, or the death or disability of Mr. Bergen.

Schedule II — Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Additions
			Charged	Amount
	Balance	Charged	to	Written	Balance
	Beginning	to costs	Other	Off	End
	Of	And	Accounts	Against	Of
Description	Year	Expenses	(Described)	Reserve	Year

Valuation accounts deducted from assets to which they apply:

June 30, 2005:
Accounts receivable	$687,000	401,000		79,000	1,009,000
Inventory	877,000	751,000		805,000	823,000

June 30, 2004:
Accounts receivable	$999,000	$356,000	$277,000 *	$945,000	$687,000
Inventory	1,037,000	1,019,207		1,179,207	877,000

June 30, 2003:
Accounts receivable	$970,000	$137,000		$108,000	$999,000
Inventory	1,155,000	412,000		530,000	1,037,000

June 30, 2002:
Accounts receivable	$2,012,000	$874,000		$1,916,000	$970,000
Inventory	710,000	1,137,000		692,000	1,155,000

*	Charges to revenues to accrue for customer returns and allowances.