Form 10-Q
period 2005-09-30
PVC CONTAINER CORP
filed 2005-11-14
CIK 81288

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

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

        Registrant's telephone number, including area code (732)542-0060

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

                                                                  Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding as of November 14, 2005
----------------------------                 -----------------------------------
Common Stock, $.01 par value                            7,042,393 shares

                                    CONTENTS

                                                                            PAGE
                                                                             NO.
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

Consolidated Balance Sheets - September 30, 2005 and June 30, 2005             3
(Unaudited)

Consolidated Statements of Operations - Three Months Ended
September 30, 2005 and 2004 (Unaudited)                                        4

Consolidated Statements of Cash Flows - Three Months Ended
September 30, 2005 and 2004 (Unaudited)                                        5

Notes to Consolidated Financial Statements                                  6-14

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                        14-21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           21

Item 4.  Controls and Procedures                                              21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    22

Item 5.  Other Information                                                    22

Item 6.  Exhibits                                                             22

Signatures                                                                    23

Exhibit Index                                                                 24

Part I  Financial Information
Item 1. Financial Statements

                            PVC Container Corporation
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                              September             June
                                                               30, 2005           30, 2005
                                                             ------------       ------------
ASSETS
Current assets:
 Cash and cash equivalents                                   $    475,519       $    375,501
Accounts receivable, net of allowances of $898,858
  and $1,009,000 at September 30, 2005 and June 30, 2005,
  respectively                                                 11,435,861         14,085,835
 Inventories                                                   10,598,331         11,185,304
 Prepaid expenses and other current assets                      1,155,209            998,704
 Prepaid income taxes and income tax receivables                  409,048            674,839
 Deferred income taxes                                          3,137,974          2,601,104
 Net assets held for disposition                                1,110,891          1,110,891
                                                             ------------       ------------

Total current assets                                           28,322,833         31,032,178

Properties, plant and equipment at cost, net                   21,633,323         22,244,711
Other assets                                                        2,500             37,074
                                                             ------------       ------------

                                                             $ 49,958,656       $ 53,313,963
                                                             ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                            $  6,567,155       $  6,166,815
 Accrued expenses                                               2,446,243          2,930,048
 Current portion of long-term debt                              2,812,391          2,682,145
                                                             ------------       ------------
Total current liabilities                                      11,825,789         11,779,008

Long-term debt                                                 23,308,407         25,281,918
Interest rate swap                                                     --             22,588
Deferred income taxes                                           2,566,727          2,513,395
Other liabilities                                                 140,000            140,000
Deferred income                                                   500,000            500,000

Stockholders' equity:
 Preferred stock, par value $1.00, authorized
   1,000,000 shares, none issued                                       --                 --
 Common stock, par value $.01, authorized 10,000,000
   shares, 7,044,655 shares issued as of
   September 30, 2005 and June 30, 2005                            70,446             70,446
 Capital in excess of par value                                 3,810,981          3,810,981
 Retained earnings                                              8,343,998          9,113,749
 Accumulated other comprehensive (loss) income                   (602,897)            86,673
 Treasury stock, at cost (2,262 shares at September 30,
   2005 and June 30, 2005)                                         (4,795)            (4,795)
                                                             ------------       ------------
Total stockholders' equity                                     11,617,733         13,077,054
                                                             ------------       ------------
                                                             $ 49,958,656       $ 53,313,963
                                                             ============       ============

See accompanying notes

                            PVC Container Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                         THREE MONTHS ENDED
                                                             September 30
                                                  -------------------------------
                                                         2005         2004
                                                  ------------       ------------
Net sales                                         $ 18,475,388       $ 19,678,160

Cost and expenses:
   Cost of goods sold (exclusive of
     depreciation and amortization expense
     shown separately below)                        14,987,766         16,615,728
   Selling, general and administrative
     expenses                                        2,204,164          2,984,487
   Depreciation and amortization                     1,111,502          1,286,449
                                                  ------------       ------------
                                                    18,303,432         20,886,664
                                                  ------------       ------------
Income (loss) from operations                          171,956         (1,208,504)

Other income (expense):
   Interest expense                                   (445,609)          (407,044)
   Other income                                             --             41,500
                                                  ------------       ------------
                                                      (445,609)          (365,544)
                                                  ------------       ------------

(Loss) before (benefit) for income
 taxes                                                (273,653)        (1,574,048)
(Benefit) for income taxes                             (97,240)          (645,935)
                                                  ------------       ------------
  (Loss) from continuing operations               $   (176,413)      $   (928,113)

Discontinued operations
  (Loss) income from discontinued plastic
   compounding segment                                (988,898)            86,646
  (Benefit) provision for income taxes                (395,559)            55,436
                                                  ------------       ------------
  (Loss) income from discontinued operations          (593,339)            31,210

Net loss                                          $   (769,752)      $   (896,903)
                                                  ============       ============
(Loss) per share (basic and diluted)
 from continuing operations                             ($0.03)            ($0.13)
(Loss) income per share (basic and diluted)
  from discontinued operations                          ($0.08)             $0.00
(Loss) per share (basic and diluted)                    ($0.11)            ($0.13)

See accompanying notes.

                            PVC Container Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30
                                                        -----------------------------
                                                            2005              2004
                                                        -----------       -----------
CASH FLOWS FROM CONTINUED AND DISCONTINUED
OPERATING ACTIVITIES

Net loss                                                $  (769,752)      $  (896,903)
Adjustments to reconcile net loss to net cash
  provided by continued and discontinued
  operating activities:
     Depreciation and amortization                        1,112,958         1,399,969
     Amortization of deferred financing costs                32,147            24,113
     Deferred income taxes                                 (483,538)          116,607
     (Loss) on sale of equipment                                 --           (41,500)
     Changes in assets and liabilities:
       Accounts receivable, net of allowances             2,649,974         2,548,755
       Inventories, net of allowances                       586,973        (1,810,998)
       Prepaid expenses and other current assets           (372,769)       (1,044,968)
       Other assets                                           2,427             4,424
       Accounts payable and accrued expenses               (313,567)         (159,814)
                                                        -----------       -----------
Net cash provided (used) by continued and
 discontinued operating activities                        2,444,853           139,685
                                                        -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                       (501,570)         (534,575)
Proceeds from sale of equipment                                  --            41,500
                                                        -----------       -----------
Net cash used in investing activities                      (501,570)         (493,075)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) from revolving credit line       (1,981,099)          775,637
Payments of indebtedness                                   (677,739)       (1,006,763)
Proceeds from long-term debt                                815,573           331,117
Net cash provided (used) by financing activities         (1,843,265)           99,991
                                                        -----------       -----------
Net increase (decrease) in cash and cash
 equivalents                                                100,018          (253,399)
Cash and cash equivalents at beginning of period            375,501           365,820
                                                        -----------       -----------

Cash and cash equivalents at end of period              $   475,519       $   112,421
                                                        ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                           $   468,179       $   429,045
                                                        ===========       ===========

Income taxes paid                                       $    41,625       $    10,825
                                                        ===========       ===========

See accompanying notes

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

Note 2 Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2005, and the results of operations and cash flows for the three-month periods ended September 30, 2005 and 2004. Operating results for the three-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended June 30, 2006.

The accompanying consolidated financial statements include the accounts of PVC Container Corporation and its wholly-owned subsidiaries: Novapak Corporation; Novatec Plastics Corporation (inactive); Marpac Industries, Inc. (inactive); and Airopak Corporation. All inter-company accounts have been eliminated. While the Company believes the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2005.

Diluted earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. The weighted average number of shares of common stock used in computing basic and diluted loss per share were as follows:

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30
                                                 -----------------------
                                                    2005          2004
                                                 ---------     ---------
Weighed average common shares
outstanding used to calculate basic
loss per share                                   7,042,393     7,042,393

Net effect of dilutive securities based
upon the treasury stock method using an
average market price                                    --            --

Weighed average common and dilutive
securities outstanding used to
calculate diluted loss per share                 7,042,393     7,042,393
                                                 =========     =========

The Company has excluded all outstanding stock options because they would have had an anti-dilutive effect.

Discontinued Operations

In May 2005, the Company entered into a definitive agreement with PolyOne Corporation ("PolyOne") pursuant to which PolyOne agreed to acquire the Compound segment's equipment (see Note 7), compounding recipes and customer list for $625,000 plus earn-outs payable upon the achievement of certain sales targets through December 31, 2009.

The agreement also provided that the Company will not compete with the business for five years after the date of closing of the sale. The transaction closed on May 31, 2005, and the Company received gross proceeds of $1,125,000 (which included the advance of $500,000 on earn-out payments) and is entitled to additional earn-out payments.

In addition, the Company entered into a supply agreement with PolyOne whereby the Company will purchase from PolyOne a specified percentage of the Company's requirements of certain polyvinyl chloride compounds through December 2009 at prices specified in the supply agreement. The Company agreed to purchase specific product from PolyOne as follows:

100% of the Company's specific requirements through August 31, 2007 80% of the Company's specific requirements through August 31, 2008 70% of the Company's specific requirements through August 31, 2009 50% of the Company's specific requirements through December 31, 2009

The supply agreement may be terminated by either party effective 60 days after giving written notice or if there is a material breach or default of any term or condition of the supply agreement.

For each pound of product sold by PolyOne to existing customers of the Company, (as defined prior to closing), PolyOne will make - "earn out" - payments to the Company as follows:

4 cents per pound through August 31, 2007
3 cents per pound through August 31, 2008
2 cents per pound through August 31, 2009
1 cent per pound through December 31, 2009

Royalties are based on a per pound basis and will be recognized as earned.

As a result of this disposition, the Compound segment has been reflected on the Company's financial statements as a discontinued operation for all periods presented, unless otherwise indicated. Amounts provided in these notes to the consolidated financial statements may pertain to both continuing and discontinued operations.

Note 3 Stock-Based Compensation

As of September 30, 2005, the Company had one stockholder-approved stock incentive plan for employees. The Company currently has one type of share-based award outstanding under this plan: stock options. More information on these awards is provided below. The Company believes that such awards align the interests of its employees with those of its stockholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our stock incentive plan). There were 199,000 shares of common stock reserved for future awards under the stock incentive plans as of September 30, 2005.

The compensation cost related to the Company's share-based awards that was charged against income was $3,470 during the first quarter of fiscal 2006. None of the compensation cost related to share-based compensation arrangements was capitalized as part of inventory or fixed assets.

Prior to July 1, 2005, the Company accounted for the share-based compensation granted under its stock incentive plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25"). In accordance with APB 25, the Company used the intrinsic-value method of accounting for stock option awards to employees and accordingly did not recognize compensation expense for its stock option awards to employees in its Consolidated Statement of Operations prior to July 1, 2005, as all option exercise prices were 100 percent of fair market value on the date the options were granted. Effective July 1, 2005, the Company implemented the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004) ("SFAS 123 (R)"), "Share Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and SAB 107 for all share-based compensation that was not vested as of June 30, 2005.

The following table illustrates the pro forma effect on net income and earnings per share for the first quarter of fiscal 2005, assuming the Company had applied the fair value recognition provisions of SFAS No. 123(R) to all previously granted share-based awards after giving consideration to potential forfeitures during such quarter. The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions listed below. The estimated fair value of options granted is amortized to expense over their vesting period, which is generally 4 years. Share based employee compensation, in the current period of $2,290 (net of related tax), is included in the September 30, 2005 net loss of $769,752. The following table represents the impact had the treatment been adopted at July 1, 2004.

                                                                         Quarter Ended
                                                                         Sept 30, 2004
                                                                         -------------
Net loss, as reported                                                     $  (896,903)
Add: Share-based employee compensation cost, net of
related tax, included in net income as reported                                    --
Deduct: Total share-based employee compensation
expense determined under fair value based method for
all awards, net of related tax                                                  7,077
Pro forma net income                                                      $  (903,980)
Net income per common share, as reported
Basic                                                                     $      (.13)
Diluted                                                                   $      (.13)
Pro forma net income per common share
Basic                                                                     $      (.13)
Diluted                                                                   $      (.13)

The implementation of the provisions of SFAS No. 123(R) and SAB 107 during the first quarter of fiscal 2006 did not have a material impact on our cash flow from operations or cash flow from financing activities during the first quarter of fiscal 2006.

Stock Options

The following information relates to stock options that have been granted under the Company's stockholder-approved stock incentive plans. Option exercise prices are 100 percent of fair market value on the date the options are granted. Options may be exercised for a period of 10 years commencing on the date of the grant, and become exercisable in installments, 25 percent per year from the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. No options were granted to employees during the fiscal quarter ended September 30, 2005.

A summary of stock option activity during the fiscal quarter ended September 30, 2005 is as follows:

                                                           Weighted-
                                              Weighted-     Average
                                               Average     Remaining     Aggregate
                                              Exercise    Contractual    Intrinsic
                                    Shares      Price     Term (Years)     Value
                                    ------    ---------   ------------   ---------
Stock options outstanding at
July 1, 2005                       401,000    $ 4.10
Stock options granted                   --        --
Stock options exercised                 --        --
Stock options forfeited or
expired                                 --        --
Stock options outstanding at
September 30, 2005                 401,000    $ 4.10         2.9         $(813,130)
Stock options exercisable at
September 30, 2005                 398,500    $ 4.19         2.8         $(813,480)

A summary of the status of our nonvested stock options as of September 30, 2005, and changes during the fiscal quarter then ended is summarized below:

                                                                       Weighted-
                                                                        Average
                                                                      Grant-Date
                                                         Shares       Fair Value
                                                         ------       ----------
Nonvested stock options at July 1, 2005                   2,500        $0.80

Stock options granted                                        --           --
Stock options vested                                         --           --
Nonvested stock options at September 30, 2005             2,500        $0.80

As of September 30, 2005, there was $5,320 of total unrecognized compensation cost related to nonvested stock options granted under our incentive plans. This cost is expected to be recognized over a weighted-average period of 0.3 years.

In the first quarter of fiscal 2006, no shares were issued under the terms of our stock incentive plan.

Note 4 Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("Statement 123R"), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize cost over the vesting period. In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC staff position regarding the application of Statement 123R, including interpretive guidance related to the interaction between Statement 123R and certain SEC rules and regulations, and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions. In April 2005, the SEC announced that companies may implement Statement 123R at the beginning of their next fiscal year beginning after June 15, 2005, or December 15, 2005 for small business issuers. The Company implemented the provisions of Statement 123R and SAB 107 in the first quarter of fiscal 2006 using the modified-prospective method, and it did not have a material impact on our financial position or cash flows. See Note 3 - "Stock Based Compensation" for further information and the required disclosures under Statement 123R and SAB 107, including the impact of the implementation on our results of operations.

Note 5 Inventories
Inventories consist of:

                                       SEPTEMBER            JUNE
                                       30, 2005            30, 2005
                                     ------------       ------------
Raw materials                        $  4,934,251       $  4,962,551
Finished goods                          5,914,669          6,278,161
Reserves                               (1,176,749)          (822,989)
                                     ------------       ------------

Total FIFO inventories                  9,672,171         10,417,723

Molds for resale, in production           318,088            251,031
Supplies                                  608,072            516,550
                                     ------------       ------------
                                     $ 10,598,331       $ 11,185,304
                                     ============       ============

Note 6 PNC Bank Agreement and Equipment Financing

The Company entered into a $43,375,000 senior secured credit facility ("PNC Bank Agreement") with PNC Bank in August 2000. The PNC Bank Agreement was a five year, $25,000,000 senior revolving credit facility; a five year, $12,183,000 senior term loan; a five year, $4,192,000 standby letter of credit; and a $2,000,000 capital expenditure line. On November 15, 2004, the PNC Bank Agreement was amended to extend the maturity of each of these four components until 2007, and to make specific changes to the credit facilities. The total senior secured credit facility was reduced to $28,532,000 (which was the outstanding facility amount at the extension date), consisting of the following: a senior revolving credit facility of $18,000,000; a senior term loan of $5,686,000; a standby letter of credit of $3,846,000; and a capital expenditure line of $1,000,000. The credit facility contains two financial covenants. The first is a fixed charge covenant measuring the Company's ability to have adequate cash flow to cover its annual debt requirements.

The second is a net worth covenant. In September, the Company amended its revolving credit facility to amend the financial covenants. At September 30, 2005, the Company was in compliance with all of the credit facility's covenants as amended. The credit facility is secured by accounts receivable, inventories, property, plant and equipment.

The revolving loan bears interest at LIBOR plus 250 basis points, though the Company entered into interest-rate swap agreements (which expire on October 1, 2005) to effectively convert a portion of the floating debt interest to a fixed rate. The $1 million capital expenditure line of credit bears interest at LIBOR plus 300 basis points. Borrowings under the PNC Bank Agreement totaled approximately $14.1 million at September 30, 2005. Other debt as of September 30, 2005 in the amount of $12.0 million represents equipment financing with various other institutions.

The effective portion of the gain or loss on a derivative instrument that is designated and qualifies as a cash flow hedge is reported as a component of other comprehensive income and reclassified into earnings in the period or periods during which the hedged transaction affects earnings.

Note 7 Segments

Previously, the Company had two reportable segments: Plastic Containers and Compound. The Company identified these segments based upon differences in the types of products each sold. The Plastic Containers segment manufactures custom designed PET, HDPE, and PVC containers mainly for cosmetics, toiletries, foods, household chemicals, lawn and garden supplies, and industrial chemical products. The Compound segment manufactured PVC compound for internal use and for sale. The Company's former customers used PVC compound for extruded profiles and accessories, furniture, molding and other indoor fixtures, and molded electrical and electronic housings. Both of the Company's segments sold to customers located primarily in the United States. In May 2005, the Company sold the Compound segment's equipment, compounding recipes and customer list and, as a result, operates only in one segment. For more information, see Note 2.

The reportable segments were managed separately because they used different manufacturing processes and served different markets. The Company evaluated each segment's performance based on profit or loss from operations after income taxes. The accounting policies for the reportable segments were the same as those for the Company. Intersegment sales and transfers were recorded at market prices. Information on segments and a reconciliation to a consolidated total are as follows:

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30
                                                2005                2004
                                            ------------       ------------
Net revenues:
  Plastic containers                        $ 18,475,388       $ 19,678,160
                                            ------------       ------------

Total consolidated net revenues             $ 18,475,388       $ 19,678,160
                                            ============       ============

Not included in the above tables as
 revenues from discontinued operations
 as follows:
  Compound                                  $  1,932,180       $  5,405,652
  Intersegment revenue - Compound               (104,059)        (1,418,964)
                                            ------------       ------------
  Revenue from external Customers           $  1,828,121       $  3,986,688
                                            ============       ============
Net (loss) income:
  Discontinued operations-Compound          $   (593,339)      $     31,310
  Plastic containers                            (176,413)          (928,113)
                                            ------------       ------------
Total consolidated net loss                 $   (769,752)      $   (896,803)
                                            ============       ============




Total assets:                             September 30, 2005        June 30,2005
                                          ------------------        ------------
  Assets held for disposition                 $ 1,110,891           $ 1,110,891
  Compound                                        381,847             3,576,674
  Plastic containers                           48,465,918            48,626,398
                                              -----------           -----------
Total consolidated assets                     $49,958,656           $53,313,963
                                              ===========           ===========

Note 8 Comprehensive Loss

The following table sets forth comprehensive loss for the three-month periods ended September 30, 2005 and 2004:

                                  THREE MONTHS ENDED
                                     SEPTEMBER 30
                                 2005           2004
                             -----------     ---------
Net loss                       $(769,752)    $(896,903)
Unrealized (loss) on
pension obligation
September 30, 2005.             (689,570)
Unrealized gains on
interest rate swap
September 30, 2004.                             26,128
                             -----------     ---------
Comprehensive loss           $(1,459,322)    $(870,775)
                             ===========     =========

Note 9 Pension

On December 1, 2005 the company plans to freeze its pension plan related to its discontinued compounding segment. The termination of the related employees (which took place in August 2005) results in a plan curtailment under the authoritative literature, SFAS 88. This curtailment loss has been calculated by the Company's actuary to be an immaterial amount.

The following table presents the components of net periodic benefit cost for pension benefits for the three-month period ended September 30, 2005:

                                          THREE MONTHS ENDED
                                             SEPTEMBER 30
                                         2005           2004
                                       --------       --------
Pension benefits
  Service cost with interest
    to the end of the quarter          $  2,527       $  1,625


  Interest cost                          20,860         15,610
  Expected return on plan assets        (18,820)       (21,102)
  Amortization of transition
    obligation                              797            759
  Amortization of prior service
    cost                                    442            421
  Amortization of experience loss         7,120          2,424
                                       --------       --------

  Net periodic benefits (cost)         $ 12,926       $   (263)
                                       ========       ========

The Company did not make a minimum contribution during the three months ended September 30, 2005.

Note 10 Income Taxes

The effective income tax rate reflects a benefit of 35.5% for the three-month period ended September 30, 2005 as compared to 41.0% for the three-month period ended September 30, 2004. This change in the effective tax rate is due to the tax benefit received through the utilization of net operating losses, offset by non-deductible permanent charges to income.

Note 11 Other

During the fourth quarter of fiscal 2005, the Company recorded a charge of $140,000 related to lifetime medical benefits for its former Chief Executive Officer and his spouse under the terms of his severance agreement.

In September 2004, the Company entered into a $710,000 severance agreement with the former Chief Executive Officer, and the total amount has been paid pursuant to the agreement as of September 30, 2005.

The charges relating to lifetime medical benefits and executive severance costs are reflected in selling, general and administrative expenses. The basis for this calculation was provided by an independent actuary. Based upon the ages, the actuarial life spans and projected costs of health insurance premiums.

Liability related to the severance charges for the three months ended September 30, 2005 were as follows:

                                         Charges to
                                          Costs and          Amount
                      June 30, 2005     Expenses For          Paid         Sept 30, 2005
                                        Three Months
Severance               $     --          $     --          $     --          $     --
Lifetime medical         140,000                --                --           140,000
                        --------          --------          --------          --------
                        $140,000          $     --          $     --          $140,000
                        ========          ========          ========          ========

Note 12 Net Assets Held For Disposition

The Company has assets held for sale at September 30,2005 and June 30, 2005 of $1,111,000, consisting of building and land. See Note 13 for more information.

Note 13 Subsequent Event

On October 14, 2005, the Company sold its manufacturing facility at Eatontown, New Jersey, consisting of a building and land with net book value of $1,111,000. The net proceeds from the sale were approximately $2,900,000. The estimated gain on sale of assets (of approximately $1,700,000) will be recognized in the second fiscal quarter 2006. This gain will be part of the results of discontinued operations.

On December 1, 2005 the company plans to freeze its pension plan related to its discontinued compounding segment. The termination (which took place in August
2005) results in a plan curtailment under the authoritative literature, SFAS 88. This curtailment loss has been calculated by the Company's actuary to be an immaterial amount. The impact of this freeze is reflected in the first quarter financials. See Note 9.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information and analysis of our results of operations for the three months ended September 30, 2005, and 2004, and our liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements included elsewhere in this report.

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

Raw Material Costs

The cost of the primary raw materials that the Company uses is directly affected by the cost of petroleum; accordingly, increases in the costs of petroleum increase the cost of the Company's raw materials. Recently, Hurricane Katrina and Hurricane Rita severely disrupted the petrochemical industry, causing substantial cost increases in the Company's raw materials. The Company's costs of raw materials have increased approximately 25-50% over the past 90 days. If the Company cannot pass along raw material price increases to its customers (although the company has recently been successful in passing along the price increases), the Company's financial results could be adversely affected. Additionally, in the short term, the substantial cost increases in raw materials could adversely affect the Company's liquidity.

Reverse Stock Split

The Company's Board of Directors recently approved a 1-for-2,000 reverse stock split as part of a "going-private" transaction. When the reverse stock split becomes effective, stockholders will be entitled to receive cash in lieu of fractional shares. The reverse stock split is expected to reduce the number of record holders of the Company's common stock below 300 so that the Company will be eligible to terminate the registration of its common stock under the Securities Exchange Act of 1934 and to cease filing periodic and other reports with the SEC. Completion of the reverse stock split will require approximately $1.1 million, which includes approximately $480,000 in legal costs and other expenses related to the transaction, plus approximately $620,000 in payments to holders of the Company's common stock in lieu of fractional shares. The Company intends to use a portion of the proceeds from the sale of its manufacturing facility at Eatontown, New Jersey, utilized by its former Compound segment to meet these expenses. However, if the costs of the reverse stock split increase due to a higher number of shares being repurchased than anticipated, the Company intends to use borrowings under its revolving credit facility and available cash on hand. Management believes that going private will reduce the Company's annual selling, general and administrative ("SG&A") expenses significantly, and also will allow the Company to avoid significant SG&A expenses by eliminating the reporting requirement under Section 404 of the Sarbanes-Oxley Act.

CRITICAL ACCOUNTING POLICIES

Several of our accounting policies involve significant judgments and uncertainties. The following policies have the potential to significantly affect our results of operations and financial position:

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

      For income tax, we record the estimated future tax effects of differences between the tax basis of assets and liabilities and the amount reported in the accompanying consolidated balance sheets, as well as operating loss carry forwards. We follow very specific guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.

Historically, actual results in these areas have not been materially different than our estimates, and we do not anticipate that our estimates and assumptions will materially change in the future. However, if we incorrectly anticipate trends or unexpected events occur, our results of operations could be materially affected.

OPERATING PERFORMANCE

In the discussion of the Company's results of operations that follows, the Company presents EBITDA, which is earnings before interest, taxes, depreciation, and amortization. The Company believes that the presentation of EBITDA provides useful information to investors because management uses EBITDA to assess operating performance. In addition, management believes that EBITDA is a measurement widely used in the Company's industry, so we provide this information to allow investors to analyze our performance relative to our competitors. However, EBITDA is not in accordance with generally accepted accounting principles and should not be considered in isolation or as a substitute for any measure of performance that is determined in accordance with generally accepted accounting principles. EBITDA may not be comparable to similarly titled measures of other companies. The following table provides a reconciliation from net loss to EBITDA.

                                               THREE MONTHS ENDED
                                                   SEPTEMBER 30
TOTAL COMPANY                                  2005           2004
-------------                               ----------     ----------
Net (loss) income as reported               $ (769,752)    $ (896,903)

Add back:
  (Benefit) for income taxes                  (492,799)      (590,499)
  Interest Expense(net)                        459,988        428,047
  Depreciation & Amortization                1,112,958      1,399,969
                                            ----------     ----------
EBITDA                                      $  310,395     $  340,614
                                            ==========     ==========

                                               THREE MONTHS ENDED
                                                   SEPTEMBER 30
CONTINUING OPERATION                           2005           2004
--------------------                        ----------     ----------
Net (loss) income as reported               $ (176,413)    $ (928,113)

Add back:
  (Benefit) for income taxes                   (97,240)      (645,935)
  Interest Expense(net)                        445,609        407,044
  Depreciation & Amortization                1,111,502      1,286,449
                                            ----------     ----------
EBITDA                                      $1,283,458     $  119,445
                                            ==========     ==========

RESULTS OF OPERATIONS

Continuing Operations

Net sales for the three-month period ended September 30, 2005 decreased by 6.1% to $18,475,000 compared to $19,678,000 for the three-month period ended September 30, 2004.

This decrease is attributed to management's conscious effort to disengage from low margin business on a selective basis.

Cost of goods sold for the three months ended September 30, 2005 was $14,988,000, or 81.1% of net sales, compared to $16,616,000, or 84.4% of net sales for the three months ended September 30, 2004. This decrease in cost of goods sold as a percentage of net sales can be attributed to a better product mix, strategic sourcing initiatives, lower manufacturing overhead and improved manufacturing yields and utilization. Also, management eliminated low margin business on a selective basis.

SG&A expenses decreased by $780,000 for the three-month period ended September 30, 2005, as compared to the same period one year ago. For the quarter ended September 30, 2005, SG&A expenses were $2,204,000, or 11.9% of net sales, compared to $2,984,000, or 15.2% of net sales for the same quarter in 2004. This decrease is mainly attributed to the elimination of previous one-time costs such as consulting fees, executive severance agreements and executive recruiting costs. We are continuing to analyze several potential initiatives targeted to further reduce SG&A expenses as a percentage of sales.

Depreciation and amortization expenses decreased to $1,112,000 for the three-month period ended September 30, 2005 compared to $1,286,000 for the three-month period ended September 30, 2004. This decrease was primarily a result of the depreciation of certain manufacturing and computer assets becoming fully depreciated in the current fiscal year.

Net income from operations was $172,000, or .9% of net sales for the quarter ended September 30, 2005 compared to a net loss from operations of $1,209,000, or 6.1% of net sales, for the quarter ended September 30, 2004 due to the reduced costs and expenses as discussed above.

EBITDA increased to approximately $1,283,000 for the three-month period ended September 30, 2005, compared to $119,000 for the three-month period ended September 30, 2004. This increase is the result of a better product mix, strategic sourcing initiatives, lower manufacturing overhead and improved manufacturing yields and utilization.

The effective income tax rate reflects a benefit of 35.5% for the three-month period ended September 30, 2005 as compared to 41.0% for the three-month period ended September 30, 2004. The decrease in the effective rate is due to the tax benefits received through the utilization of net operating losses, offset by non-deductible permanent charges to income.

As a result of the previously mentioned changes net loss for the quarter ended September 30, 2005 was $176,000 or $0.03 on a basic and diluted earnings per share basis, as compared to a net loss of $928,000 or $0.13 on a basic and diluted earnings per share basis, for the same period a year ago.

Discontinued Operations

The discontinued plastic compound segment reflected a pre-tax loss of $989,000 for the three-months ended September 30, 2005 as compared to pre-tax income of $87,000 for the three-month period ended September 30, 2004. The major contributing factors were:

      - Net sales decreased from $3,987,000 during the three-month period ended September 30, 2004, compared to $1,828,000 for the three-month period ended September 30, 2005. All manufacturing production and shipping was discontinued on August 12, 2005.

      - Cost of goods sold, increased 44.0% during the three-month period ended September 30, 2005 as compared to the same period in 2004. The fixed and variable expenses for the quarter ended September 30, 2005 could not be fully absorbed and are reflected in the cost of goods sold as period costs.

      - During the first fiscal quarter ended September 30, 2005, the Company recorded a $276,000 pre-tax charge for restructuring reflected in Compound segment costs. All of which was paid through September 30, 2005. This amount includes severance and other personnel related costs for 38 former employees. The Company estimates that total restructuring costs will be approximately $315,000.

In May 2005, the Company sold the machinery and equipment of the Compound segment for approximately $625,000, which was $804,000 below book value and recorded as a pre-tax charge to discontinued operations for asset impairment. The pre-tax charge to operations for asset impairment was related to the expected loss on the sale of all of the plastic compounds fixed assets - primarily machinery and equipment located at the Eatontown, New Jersey manufacturing facility. As a result of the sale, the compound business formerly conducted by the Compound segment has been reflected in the Company's financial statements as a discontinued operation for all periods presented, unless otherwise indicated.

During fiscal 2005 and the first quarter of fiscal 2006, the Company also had assets held for disposition with a recorded value of $1,111,000 consisting of building and land in its former plastic compound segment. The net realized value was excess of recorded value. On October 14, 2005 the building and land were sold at a contract price of $3,200,000. The net proceeds of the sale were approximately $2,900,000.

Liquidity and Capital Resources

Because we sell plastic containers used in seasonal industries such as lawn and garden, we have seasonal sales like the rest of the industry. Due to these seasonal fluctuations, we incur short term indebtedness to finance our working capital requirements.

The Company's liquidity position and working capital remained adequate for the three-month period ended September 30, 2005. Net working capital as of September 30, 2005 decreased to $16,497,000 from $19,253,000 as of June 30, 2005 as a result of better working capital management. The current ratio of assets to liabilities decreased from 2.6 at June 30, 2005 to 2.4 as of September 30, 2005 due primarily to the net decrease in inventories.

During the three-month period ended September 30, 2005, the Company generated net cash from operating activities of $2,445,000 and proceeds from additional equipment financing of $815,000. These funds were primarily used to acquire capital assets of $502,000, reduce our debt under our revolving credit facility by $1,981,000 and reduce long-term debt by $678,000.

Cash provided from inventories, net of reserves, during the three-month period ended September 30, 2005 was $587,000 as compared to a use of funds in the amount of $1,811,000 in the corresponding period a year ago. We reduced inventories by initiating various strategic initiatives to enhance scheduling and planning efficiencies and improving our purchasing procedures.

Cash used for prepaid expenses and other current assets during the three month period ended September 30, 2005 was $109,000, a significant decrease from the $1,045,000 used in the corresponding period of the prior year. The primary contributing factor for this decrease related to the decrease in prepaid federal income taxes.

Cash used to reduce our revolving credit line was $1,981,000 during the three-month period ended September 30, 2005 compared to $776,000 of cash provided during the three-month period ended September 30, 2004. This significant variance can be related to the cash provided from operating activities during the three-month period ended September 30, 2005 as compared to the same period of a year ago.

Our short-term liquidity and short-term capital resources are projected to be adequate to allow the Company to continue to meet financial obligations. Management believes the financial resources available to the Company, including internally generated funds and borrowings under our revolving credit facility, will be sufficient to meet foreseeable working capital requirements. At September 30, 2005, we had unused sources of liquidity consisting of cash and cash equivalents of $476,000 and unused credit under a revolving credit facility of $5,538,000.

Our revolving credit facility includes financial and other covenants, including a minimum equity covenant and a fixed charge coverage covenant. As of September 30, 2005, we were in compliance with all applicable covenants, as amended. In November 2004, the Company extended the PNC Bank Agreement to mature in 2007. The terms and conditions are substantially the same as the original agreement, although the total amount of the facility was reduced. In September 2005, our revolving credit facility was renegotiated to amend the fixed charge coverage and equity covenants to be more aligned with the anticipated operational performance of the Company. The total senior secured credit facility was approximately $28,500,000 at September 30, 2005.

We utilize revolving loan facilities for seasonal working capital needs and for other general corporate purposes. We can use amounts available under revolving loan facilities in excess of seasonal working capital needs to pursue our growth strategy, particularly in PET product lines, and for other permitted purposes.

There were no material changes during the three months ended September 30, 2005 in the contractual obligations presented in the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended June 30, 2005 other than the changes in the PNC Bank Agreement discussed above.

The effective portion of the gain or loss on a derivative instrument (which expired on September 30, 2005) that is designated and qualifies as a cash flow hedge is reported as a component of other comprehensive income and reclassified into earnings in the period or periods during which the hedged transaction affects earnings.

Off-Balance Sheet Arrangements

There are no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain statements in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on management's expectations, and involve a number of business risks and uncertainties, any one of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements.

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

There are risks and uncertainties that may cause results to differ materially from those set forth in the Company's forward-looking statements. It is not possible to predict or identify all risk factors, but factors that could cause such results to differ materially include changes in U.S., regional, or world polymer growth rates affecting the Company's markets; changes in global industry capacity or in the rate at which anticipated changes in capacity are realized in the polyvinyl chloride or other industries in which the Company participates; fluctuations in raw material prices, quality and supply and in energy prices and supply, particularly fluctuations outside the normal range of industry cycles, including as a result of Hurricane Katrina and Hurricane Rita; an inability (for competitive reasons) to raise prices or sustain price increases for products; and an inability to access the Company's revolving credit facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from changes in interest rates. Interest rate pricing transactions are used only to the extent considered necessary to meet our objectives. We do not utilize derivative financial instruments for trading or other speculative purposes.

Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow and to reduce our overall borrowing cost. We use variable rate swap agreements (which expired on October 1, 2005) to manage our exposure to interest rate fluctuations. These agreements effectively convert variable interest rates to fixed rates, enabling management to predict interest expense and to avoid the risk of dramatic rate fluctuations.

As of September 30, 2005, the Company had total outstanding indebtedness of $28,895,000. Of this amount, the total indebtedness subject to variable interest rates was approximately $22,295,000. Based on the Company's September 30, 2005, variable debt level, a 25 basis point increase or decrease in interest rates would have had a $13,935 impact on interest expense for the quarter ended September 30, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

There were no changes to the Company's internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II OTHER INFORMATION

Item 1. Legal Proceedings

There are no actions or claims pending against the Company, which, in the opinion of management, would adversely affect the financial position, results of operations or cash flows of the Company.

Item 5. Other Information

In September 2005, the Company and its subsidiaries entered into the Sixth Amendment (the "Sixth Amendment"), effective June 30, 2005, to the Revolving Credit, Term Loan and Security Agreement, dated as of November 27, 2001 (as previously amended, the "Credit Agreement"), with PNC Bank, National Association, as administrative agent (the "Agent"). The Sixth Amendment, among other things, amended certain financial covenants of the Company and its subsidiaries.

The Sixth Amendment is filed herewith as Exhibit 10.1. The foregoing description of the Sixth Amendment is qualified in their entirety by reference to the full text of such document, which is incorporated by reference herein.

Item 6. Exhibits

10.1 Sixth Amendment To Revolving Credit, Term Loan And Security Agreement

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

Date: November 14, 2005                 PVC Container Corporation
                                        /s/ William J. Bergen
                                        William J. Bergen
                                        President and Chief Executive Officer

Date: November 14, 2005                 PVC Container Corporation
                                        /s/ Jeffrey Shapiro
                                        Jeffrey Shapiro
                                        Chief Financial Officer

                                  Exhibit Index

10.1  Sixth Amendment To Revolving Credit, Term Loan And Security Agreement

31.1 Certification of William J. Bergen, President, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Jeffrey A. Shapiro, Senior Vice President, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32    Certification of William J. Bergen, Chief Executive Officer, and Jeffrey
      A. Shapiro, Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.