Form 10-Q
period 2005-12-31
PVC CONTAINER CORP
filed 2006-02-15
CIK 81288

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2005

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

                                                                  Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer   [ ] Accelerated Filer   [X] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                  Yes [ ] No [X]

                                                                  Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding as of February 14, 2006
            -----                            -----------------------------------
Common Stock, $.01 par value                           7,042,393 shares

                                    CONTENTS

                                                                            PAGE
                                                                             NO.
                                                                           -----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets - December 31, 2005, and June 30, 2005
(Unaudited)                                                                  3

Consolidated Statements of Operations - Three and Six Months Ended
December 31, 2005, and 2004 (Unaudited)                                      4

Consolidated Statements of Cash Flows - Six Months Ended
December 31, 2005, and 2004 (Unaudited)                                      5

Notes to Consolidated Financial Statements                                  6-14

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                        15-21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          21

Item 4.  Controls and Procedures                                             21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   22

Item 6.  Exhibits                                                            22

Signatures                                                                   23

Exhibit Index                                                                24

Part I Financial Information
Item 1. Financial Statements

                            PVC Container Corporation
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                              December        June
                                                              31, 2005      30, 2005
                                                            -----------   -----------
ASSETS
Current assets:
   Cash and cash equivalents                                $   373,879   $   375,501
Accounts receivable, net of allowances of $791,696 and
      $1,009,000 at December 31, 2005, and June 30, 2005,
      respectively                                           10,900,417    14,085,835
   Inventories                                               11,030,991    11,185,304
   Prepaid expenses and other current assets                    881,712       998,704
   Prepaid income taxes and income tax receivables              411,701       674,839
   Deferred income taxes                                      2,405,929     2,601,104
   Net assets held for disposition                                   --     1,110,891
                                                            -----------   -----------
Total current assets                                         26,004,629    31,032,178
Properties, plant and equipment at cost, net                 21,251,665    22,244,711
Other assets                                                     20,000        37,074
                                                            -----------   -----------
                                                            $47,276,294   $53,313,963
                                                            ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $ 6,435,538   $ 6,166,815
   Accrued expenses                                           2,058,207     2,930,048
   Current portion of long-term debt                          2,551,958     2,682,145
                                                            -----------   -----------
Total current liabilities                                    11,045,703    11,779,008
Long-term debt                                               20,246,774    25,281,918
Interest rate swap                                                   --        22,588
Deferred income taxes                                         2,372,705     2,513,395
Other liabilities                                               140,000       140,000
Deferred income                                                 441,420       500,000

Stockholders' equity:
   Preferred stock, par value $1.00, authorized 1,000,000
      shares, none issued                                            --            --
   Common stock, par value $.01, authorized 10,000,000
      shares, 7,044,655 shares issued as of
      December 31, 2005, and June 30, 2005                       70,446        70,446
   Capital in excess of par value                             3,810,981     3,810,981
   Retained earnings                                          9,427,741     9,113,749
   Accumulated other comprehensive (loss) income               (274,681)       86,673
   Treasury stock, at cost (2,262 shares at December 31,
      2005, and June 30, 2005)                                   (4,795)       (4,795)
                                                            -----------   -----------
Total stockholders' equity                                   13,029,692    13,077,054
                                                            -----------   -----------
                                                            $47,276,294   $53,313,963
                                                            ===========   ===========

See accompanying notes

                            PVC Container Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    December 31                December 31
                                                            -------------------------   -------------------------
                                                                2005          2004          2005          2004
                                                            -----------   -----------   -----------   -----------
Net sales                                                   $20,977,683   $19,883,841   $39,453,071   $39,562,001

Cost and expenses:
   Cost of goods sold (exclusive of
      depreciation and amortization expense
      shown separately below)                                16,984,175    16,414,017    31,971,941    33,029,735
   Selling, general and administrative expenses               2,493,682     2,622,062     4,697,846     5,606,559
   Depreciation and amortization                              1,121,427     1,290,576     2,232,929     2,577,025
   Goodwill impairment charges                                       --     3,296,299            --     3,296,299
   Provision for restructure & other exit activities                 --       572,899            --       572,899
   Asset impairment                                                  --       448,615            --       448,615
                                                            -----------   -----------   -----------   -----------
                                                             20,599,284    24,644,468    38,902,716    45,531,132
                                                            -----------   -----------   -----------   -----------
Income (loss) from operations                                   378,399    (4,760,627)      550,355    (5,969,131)

Other income (expense):
   Interest expense                                            (388,978)     (429,176)     (834,587)     (836,220)
   Other income                                               1,669,089         1,500     1,669,089        43,000
                                                            -----------   -----------   -----------   -----------
                                                              1,280,111      (427,676)      834,502      (793,220)
                                                            -----------   -----------   -----------   -----------
Income (loss) before provision (benefit) for income taxes     1,658,510    (5,188,303)    1,384,857    (6,762,351)
Provision (benefit) for income taxes                            665,043      (314,931)      567,803      (960,866)
                                                            -----------   -----------   -----------   -----------
Income (loss) from continuing operations                    $   993,467   $(4,873,372)  $   817,054   $(5,801,485)
Discontinued operations
   Income (loss) from discontinued plastic compounding
      segment                                                   146,377      (190,091)     (842,521)     (103,445)
   Provision (benefit) for income taxes                          56,101      (121,624)     (339,458)      (66,188)
                                                            -----------   -----------   -----------   -----------
   Income (loss) from discontinued operations                    90,276       (68,467)     (503,063)      (37,257)
Net income (loss)                                           $ 1,083,743   $(4,941,839)  $   313,991   $(5,838,742)
                                                            ===========   ===========   ===========   ===========
Income (loss) per share (basic and diluted) from
   continuing operations                                    $      0.14        ($0.69)  $      0.12        ($0.82)
Income (loss) per share (basic and diluted) from
   discontinued operations                                  $      0.01        ($0.01)       ($0.07)       ($0.01)
Income (loss) per share (basic and diluted)                 $      0.15        ($0.70)  $      0.05        ($0.83)

See accompanying notes.

                            PVC Container Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          SIX MONTHS ENDED
                                                                            DECEMBER 31
                                                                     -------------------------
                                                                        2005           2004
                                                                     -----------   -----------
CASH FLOWS FROM CONTINUED AND DISCONTINUED OPERATING ACTIVITIES
Net income (loss)                                                    $   313,991   $(5,838,742)
Adjustments to reconcile net income (loss) to net cash provided by continued and discontinued
   operating activities:
      Depreciation and amortization                                    2,234,873     2,809,111
      Goodwill impairment                                                     --     3,296,298
      Asset impairment                                                        --       448,615
      Amortization of deferred financing costs                            14,648        86,578
      Deferred income taxes                                               54,485       (52,264)
      Gain on sale of equipment                                           (3,000)      (43,000)
      Gain on sale of building                                        (1,666,089)
      Insurance recoveries                                                    --       (30,000)
      Changes in assets and liabilities:
         Accounts receivable, net of allowances                        3,185,418     2,900,864
         Inventories, net of allowances                                  154,313    (2,541,821)
         Prepaid expenses and other current assets                       380,130    (1,228,501)
         Other assets                                                      2,427         8,884
         Accounts payable and accrued expenses                        (1,045,640)      267,717
                                                                     -----------   -----------
Net cash provided operating activities                                 3,625,556        83,739

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                  (1,241,827)     (845,338)
Proceeds from sale of equipment                                            3,000        43,000
Proceeds from sale of building                                         2,931,102
Capitalized improvements to building                                    (154,122)
Insurance recoveries                                                          --        30,000
                                                                     -----------   -----------
Net cash provided (used in) investing activities                       1,538,153      (772,338)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) from revolving credit line                    (1,590,602)    2,415,435
Payments of indebtedness                                              (4,417,594)   (1,935,641)
Proceeds from long-term debt                                             842,865       331,117
Deferred financing costs                                                      --       (50,000)
                                                                     -----------   -----------
Net cash provided (used) by financing activities                      (5,165,331)      760,911
                                                                     -----------   -----------
Net increase (decrease) in cash and cash equivalents                      (1,622)       72,312
Cash and cash equivalents at beginning of period                         375,501       365,820
Cash and cash equivalents at end of period                           $   373,879   $   438,132
                                                                     ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                        $   751,566   $   871,438
                                                                     ===========   ===========
Income taxes paid                                                    $    41,625   $    32,625
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

Note 2 Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of December 31, 2005, and the results of operations for the three and six months and cash flows for the six-month periods ended December 31, 2005, and 2004. Operating results for the three-month and six-month periods ended December 31, 2005, are not necessarily indicative of the results that may be expected for the year ended June 30, 2006.

The accompanying consolidated financial statements include the accounts of PVC Container Corporation and its four wholly-owned subsidiaries: Novapak Corporation; Novatec Plastics Corporation (inactive); Marpac Industries, Inc. (inactive); and Airopak Corporation. All inter-company accounts have been eliminated. While the Company believes the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2005.

Diluted earnings per share are based on the average number of common shares outstanding during each period, assuming exercise of all stock options having exercise prices less than the average market price of the common stock calculated using the treasury stock method. The weighted average numbers of shares of common stock used in computing basic and diluted loss per share were as follows:

                                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   DECEMBER 31             DECEMBER 31
                                                              ---------------------   ---------------------
                                                                 2005        2004        2005        2004
                                                              ---------   ---------   ---------   ---------
Weighted average common shares outstanding used to
   calculate basic income (loss) per share                    7,042,393   7,042,393   7,042,393   7,042,393
Net effect of dilutive securities based upon the treasury
   stock method using an average market price                        --          --          --          --

Weighted average common and dilutive securities outstanding
   used to calculate diluted income (loss) per share          7,042,393   7,042,393   7,042,393   7,042,393
                                                              =========   =========   =========   =========

The Company has excluded all outstanding stock options because they would have had an anti-dilutive effect.

Discontinued Operations

In May 2005, the Company entered into a definitive agreement with PolyOne Corporation ("PolyOne") pursuant to which PolyOne agreed to acquire the Compound segment's equipment (See Note 7), compounding recipes, and customer list for $625,000 plus earn-outs payable when certain sales targets are reached through December 31, 2009.

The agreement also provided that the Company will not compete with the transferred business for five years after the date of closing of the sale, which occurred on May 31, 2005. The Company received gross proceeds of $1,125,000 (which included the advance of $500,000 on earn-out payments) and is entitled to additional earn-out payments of which $58,580 has been applied as of December 31, 2005.

In addition, the Company entered into a supply agreement with PolyOne whereby the Company will purchase from PolyOne a specified percentage of its requirements of certain polyvinyl chloride compounds through December 2009 at predetermined prices. The Company agreed to purchase specific product from PolyOne as follows:

100% of the Company's requirements through August 31, 2007, then 80% of the Company's requirements through August 31, 2008, then 70% of the Company's requirements through August 31, 2009, then 50% of the Company's requirements through December 31, 2009

The supply agreement may be terminated by either party effective 60 days after giving written notice, or immediately if there is a material breach or default of any term or condition of the agreement.

For each pound of product sold by PolyOne to pre-existing customers of the Company (as defined prior to closing), PolyOne will make earn-out payments to the Company as follows:

4 cents per pound through August 31, 2007, then
3 cents per pound through August 31, 2008, then
2 cents per pound through August 31, 2009, then
1 cent per pound through December 31, 2009

Royalties will be recognized as earned.

As a result of this disposition, the Compound segment has been reflected on the Company's financial statements as a discontinued operation for all periods presented, unless otherwise indicated. Amounts provided in these notes to the consolidated financial statements may pertain to both continuing and discontinued operations.

Note 3 Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued a Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" ("Statement 123R"), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize cost over the vesting period. In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, "Share- Based Payment" ("SAB 107"). SAB 107 provides the SEC staff position regarding the application of Statement 123R, including interpretive guidance related to the interaction between Statement 123R and certain SEC rules and regulations, and provides the staff's views regarding the valuation of share-based payment arrangements for public companies.

The Company implemented the provisions of Statement 123R and SAB 107 in the first quarter of fiscal 2006 using the modified-prospective method, and it did not have a material impact on the Company's financial position or cash flows, as discussed below."



As of December 31, 2005, the Company had one shareholder-approved stock incentive plan for employees. The only type of share-based award currently outstanding under this plan is stock options. More information on stock option awards is provided below. The Company believes that such awards align the interests of its employees with those of its stockholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our stock incentive plans). Shares of common stock reserved for future awards under our stock incentive plans were 199,000 as of December 31, 2005.

The compensation cost related to share-based awards that was charged against income was $6,940 for the six-months ended December 2005. None of the compensation cost related to share-based compensation arrangements was capitalized as part of inventory or fixed assets.

Prior to July 1, 2005, the Company accounted for the share-based compensation granted under its stock incentive plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. Effective July 1, 2005, the Company implemented the fair value recognition provisions of Statement 123R and SAB 107 for all share-based compensation that was not vested as of June 30, 2005.

In accordance with APB 25, the Company used the intrinsic-value method of accounting for stock option awards to employees. As a result, the Company did not recognize compensation expense for stock option awards to employees in its Consolidated Statement of Operations prior to July 1, 2005, as all option exercise prices were 100 percent of fair market value on the date the options were granted.

The following table illustrates the pro forma effect on net income and earnings per share for the three months and six months ended December 31, 2004, assuming the Company had applied the fair value recognition provisions of Statement 123R to all previously granted share-based awards after giving consideration to potential forfeitures during such quarter. The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model. The estimated fair value of options granted is amortized to expense over their vesting period, which is generally four years.

                                                              Three            Six
                                                              Months          Months
                                                              Ended           Ended
                                                          Dec. 31, 2004   Dec. 31, 2004
                                                          -------------   -------------
Net loss, as reported                                      $(4,941,839)    $(5,838,742)
Add: Share-based employee compensation cost, net of
   related tax, included in net income as reported                  --              --
Deduct: Total share-based employee compensation expense
   determined under fair value based method for
   all awards, net of related tax                               (2,122)         (4,955)
Pro forma net income                                       $(4,943,961)    $(5,843,697)
Net income per common share, as reported
Basic                                                      $      (.70)    $      (.83)
Diluted                                                    $      (.70)    $      (.83)
Pro forma net income per common share
Basic                                                      $      (.70)    $      (.83)
Diluted                                                    $      (.70)    $      (.83)

The implementation of FAS 123R did not have a material impact on the Company's cash flow from operations or cash flow from financing activities during the second quarter of fiscal 2006.

Stock Options

The following information relates to stock options that have been granted under the Company's stockholder-approved stock incentive plans. Option exercise prices are 100 percent of fair market value on the date the options are granted. Options may be exercised for a period set at the time of grant, 10 years after the date of grant, and become exercisable in installments, 25 percent per year from the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. No options were granted to employees during the fiscal quarter ended December 31, 2005.

A summary of stock option activity during the fiscal quarter ended December 31, 2005 is as follows:

                                                                         Weighted-
                                                           Weighted-      Average
                                                            Average      Remaining    Aggregate
                                                            Exercise    Contractual   Intrinsic
                                                  Shares     Price     Term (Years)     Value
                                                 -------   ---------   ------------   ---------
Stock options outstanding at October 1, 2005     401,000     $4.10
Stock options granted                                 --        --
Stock options exercised                               --        --
Stock options forfeited or expired                    --        --
Stock options outstanding at December 31, 2005   401,000     $4.10          2.8       $(748,970)
Stock options exercisable at December 31, 2005   383,500     $4.19          2.5       $(752,120)

The status of our nonvested stock options as of December 31, 2005, and changes during the fiscal quarter then ended is summarized below:

                                                         Weighted-
                                                          Average
                                                        Grant-Date
                                               Shares   Fair Value
                                               ------   ----------
Nonvested stock options at October 1, 2005     17,500      $0.80
Stock options granted                              --         --
Stock options vested                               --         --
Nonvested stock options at December 31, 2005   17,500      $0.80

As of December 31, 2005, there was $1,851 of total unrecognized compensation cost related to nonvested stock options granted under Company incentive plans. This cost is expected to be recognized over the remaining vesting period.

In the first two quarters of fiscal 2006, no shares were issued under the terms of the Company's stock incentive plan.

Note 4 Impact of Recently Issued Accounting Standards

SFAS No. 154

     In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" ("SFAS 154"). SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe its adoption of SFAS 154 on July 2, 2006, will have a material impact on its financial statements.

FIN 47

     In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Requirement Obligations," (FIN 47) which clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform asset retirement activity is unconditional even though there is uncertainty about the timing and/or method of settlement. FIN 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when there is sufficient information. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective fiscal years ending after December 15, 2005. The Company does not believe the adoption of FIN 47 on July 2, 2006, will have a material impact on its financial statements.

Note 5 Inventories

Inventories consist of:

                                    DECEMBER        JUNE
                                    31, 2005      30, 2005
                                  -----------   -----------
Raw materials                     $ 4,316,474   $ 4,962,551
Finished goods                      6,590,661     6,278,161
Reserves                             (970,199)     (822,989)
Total FIFO inventories              9,936,936    10,417,723
Molds for resale, in production       462,388       251,031
Supplies                              631,667       516,550
                                  -----------   -----------
                                  $11,030,991   $11,185,304
                                  ===========   ===========

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

The credit facility contains two financial covenants. The first is a fixed charge covenant measuring the Company's ability to have adequate cash flow to cover its annual debt requirements. The second is a net worth covenant. In September, PNC Bank and the Company amended the financial covenants associated with the revolving credit facility. At December 31, 2005, the Company was in compliance with all of the amended covenants. The credit facility is secured by accounts receivable, inventories, and property, plant and equipment.

The revolving loan bears interest at LIBOR plus 250 basis points, though the Company entered into interest-rate swap agreements (which expired on October 1, 2005) to effectively convert a portion of the floating debt interest to a fixed rate. The $1 million capital expenditure line of credit bears interest at LIBOR plus 300 basis points.

Borrowings under the PNC Bank Agreement totaled approximately $15.9 million at December 31, 2005. Other debt as of December 31, 2005, in the amount of $6.9 million represents equipment financing with various other institutions.

The effective portion of the gain or loss on a derivative instrument that is designated and qualifies as a cash flow hedge is reported as a component of other comprehensive income and reclassified into earnings in the period or periods during which the hedged transaction affects earnings.

Note 7 Segments

Previously, the Company had two reportable segments: Plastic Containers and Compound. The Company identified these segments based upon differences in the types of products each sold. In May 2005, the Company sold the Compound segment's equipment, compounding recipes, and customer list and, as a result, operates only in one segment. For more information, see Note 2.

The Plastic Containers segment manufactures custom designed PET, HDPE, and PVC containers mainly for cosmetics, toiletries, foods, household chemicals, lawn and garden supplies, and industrial chemical products for sale to customers located primarily in the United States. The Compound segment manufactured PVC compound for internal use and for sale. Customers of that segment, who also were primarily in the United States, used PVC compound for extruded profiles and accessories, furniture, molding and other indoor fixtures, and molded electrical and electronic housings.

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

                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           DECEMBER 31                  DECEMBER 31
                                                    -------------------------    -------------------------
                                                        2005          2004           2005          2004
                                                    -----------   -----------    -----------   -----------
Net revenues:
   Plastic containers                               $20,977,683   $19,883,841    $39,453,071   $39,562,001
                                                    -----------   -----------    -----------   -----------
Total consolidated net revenues                     $20,977,683   $19,883,841    $39,453,071   $39,562,001
                                                    ===========   ===========    ===========   ===========
Not included in the above tables as revenues from
   discontinued operations as follows:
   Compound                                         $    (1,604)  $ 4,055,906    $ 1,930,576   $ 9,461,558
   Intersegment revenue - Compound                      (11,488)     (895,819)      (115,547)   (2,314,783)
                                                    -----------   -----------    -----------   -----------
   Revenue from external customers                  $   (13,092)  $ 3,160,087    $ 1,815,029   $ 7,146,775
                                                    ===========   ===========    ===========   ===========
Net income(loss):
   Discontinued operations-Compound                 $    90,276   $   (68,467)   $  (503,063)  $   (37,257)
   Plastic containers                                   993,467    (4,873,372)       817,054    (5,801,485)
                                                    -----------   -----------    -----------   -----------
Total consolidated net income (loss)                $ 1,083,743   $(4,941,839)   $   313,991   $(5,838,742)
                                                    ===========   ===========    ===========   ===========

                                                                              December 31, 2005   June 30, 2005
                                                                              -----------------   -------------
   Assets held for disposition                                                   $        --       $ 1,110,891
   Compound                                                                            4,068         3,576,674
   Plastic containers                                                             47,272,226        48,626,398
                                                                                 -----------       -----------
Total consolidated assets                                                        $47,276,294       $53,313,963
                                                                                 ===========       ===========

Note 8 Comprehensive Loss

The following table sets forth comprehensive loss for the three-month and six-month periods ended December 31, 2005, and 2004:

                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                      DECEMBER 31                DECEMBER 31
                               ------------------------   ----------------------
                                  2005          2004        2005         2004
                               ----------   -----------   --------   -----------
Net income (loss)              $1,083,743   $(4,941,839)   313,991   $(5,838,742)
Unrealized gain (loss) on
   pension obligation, net
   of tax December 31, 2005.      328,216                 (361,354)
Unrealized gains on
   interest rate swap
   December 31, 2004.                            35,661                   61,789
Comprehensive gain
   (loss)                      $1,411,959   $(4,906,178)  $(47,363)  $(5,776,953)
                               ==========   ===========   ========   ===========

Note 9 Pension

On December 1, 2005, the company froze the pension plan related to its discontinued Compounding Segment. The termination (which took place in August
2005) results in a plan curtailment under the authoritative literature, SFAS 88. This curtailment loss has been calculated by the Company's actuary to be an immaterial amount.

The following table presents the components of net periodic benefit cost for pension benefits for the three-month period and six-month period ended December 31, 2005:

                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                         DECEMBER 31          DECEMBER 31
                                    -------------------   -------------------
                                      2005       2004       2005       2004
                                    --------   --------   --------   --------
Pension benefits
Service cost with interest to the
   end of the quarter               $  1,713   $  2,449   $  4,240   $  4,858
Interest cost                         22,387     15,095     43,247     30,076
Expected return on plan assets       (19,771)   (21,314)   (38,591)   (42,365)
Amortization of transition
   obligation (asset)                    531        761      1,328      1,522
Amortization of prior service
   cost (gain)                           294        422        736        844
Amortization of experience loss        7,969      1,954     15,089      3,908
                                    --------   --------   --------   --------
Net periodic benefits cost          $ 13,123   $   (633)  $ 26,049   $  1,157
                                    ========   ========   ========   ========

The Company made minimum contributions to its pension plan during the six months ended December 31, 2005, in the amount of $225,000.

Note 10 Income Taxes

The effective income tax rate for continuing operations changed from a benefit of 6.1% for the three-month period ended December 31, 2004, to a provision of 40.1% for the three-month period ended December 31, 2005. The effective income tax rate changed from a benefit of 14.2% for the six-month period ended December 31, 2004, to a provision of 41.0% for the six-month period ended December 31, 2005. The change in the effective tax rate was due to the tax benefit received through the utilization of net operating losses.

Note 11 Other

In September 2004, the Company entered into a $710,000 severance agreement with the former Chief Executive Officer; the total amount has been paid pursuant to the agreement as of September 30, 2005.

During the fourth quarter of fiscal 2005, the Company recorded a charge of $140,000 related to lifetime medical benefits for its former Chief Executive Officer and his spouse under the terms of his severance agreement.

The charges relating to lifetime medical benefits and executive severance costs are reflected in selling, general and administrative expenses. The basis for this calculation was provided by an independent actuary considering the ages of the covered individuals, the actuarial life spans, and projected costs of health insurance premiums.

Liability related to the severance charges for the six-months ended December 31, 2005, was as follows:

                                   Charges to
                                    Costs and
                                   Expenses For   Amount
                   June 30, 2005    Six Months     Paid    Dec. 31, 2005
                   -------------   ------------   ------   -------------
Lifetime medical      $140,000          $--         $--       $140,000
                      --------          ---         ---       --------
                      $140,000          $--         $--       $140,000
                      ========          ===         ===       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information and analysis of our results of operations for the three and six months ended December 31, 2005, and 2004, and our liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements included elsewhere in this quarterly report.

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

Raw Material Costs

The cost of the primary raw materials that the Company uses is directly affected by the cost of petroleum; increases in the cost of petroleum increase the cost of the Company's raw materials. Recently, Hurricane Katrina and Hurricane Rita severely disrupted the petrochemical industry, causing a substantial increase in the cost of our raw materials. For example, the Company's costs of raw materials increased approximately 25-50%. The Company has recently been successful in passing along these price increases to its customers, but if we cannot continue to do that, the Company's financial results could be adversely affected. Additionally, in the short term, the substantial cost increases in raw materials could adversely affect the Company's liquidity.

Reverse Stock Split

The Company's Board of Directors has approved a 1-for-2,000 reverse stock split as part of a "going-private" transaction. The reverse stock split is expected to reduce the number of record holders of the Company's common stock below 300 so the Company will be eligible to terminate the registration of its common stock under the Securities Exchange Act of 1934 and to cease filing periodic and other reports with the SEC. Management believes that going private will reduce the Company's annual selling, general and administrative ("SG&A") expenses significantly, and also will allow the Company to avoid significant SG&A expenses because we will not be required to comply with the reporting requirements of Section 404 of the Sarbanes-Oxley Act.

Completion of the reverse stock split will require approximately $1.1 million, which includes approximately $480,000 in legal costs and other expenses related to the transaction. To date, approximately $359,000 of this amount has been expended. When the reverse stock split becomes effective, stockholders will be entitled to receive cash in lieu of fractional shares. These payments will require an additional amount of approximately $620,000 depending on the actual number of shares repurchased. The Company intends to meet these expenses by using a portion of the proceeds from the sale of a manufacturing facility at Eatontown, New Jersey, utilized by the former Compound segment. However, if the costs of the reverse stock split increase because a higher number of shares are repurchased than anticipated, the Company intends to use borrowings under its revolving credit facility and available cash on hand.

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

OPERATING PERFORMANCE

In the discussion of the Company's results of operations that follows, the Company presents EBITDA, which is earnings before interest, taxes, depreciation, and amortization. The Company believes that the presentation of EBITDA provides useful information to investors because management uses EBITDA to assess operating performance. In addition, management believes that EBITDA is a measurement widely used in the Company's industry, so we provide this information to allow investors to analyze our performance relative to our competitors. However, EBITDA is not a financial measure in accordance with generally accepted accounting principles and should not be considered in isolation or as a substitute for any measure of performance that is determined in accordance with generally accepted accounting principles. EBITDA may not be comparable to similarly titled measures of other companies. The following table provides a reconciliation from net income (loss) to EBITDA.

                                                      CONTINUING OPERATIONS
                                        ---------------------------------------------------
                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                               DECEMBER 31                DECEMBER 31
                                        ------------------------   ------------------------
                                           2005          2004         2005          2004
                                        ----------   -----------   ----------   -----------
Net income (loss) as reported           $  993,467   $(4,873,372)  $  817,054   $(5,801,485)
Add back:
   Provision benefit)for income taxes      665,043      (314,931)     567,803      (960,866)
   Interest Expense(net)                   388,978       429,176      834,587       836,220
   Depreciation & Amortization           1,121,427     1,290,576    2,232,929     2,577,025
                                        ----------   -----------   ----------   -----------
EBITDA                                  $3,168,915   $(3,468,551)  $4,452,373   $(3,349,106)
                                        ==========   ===========   ==========   ===========

RESULTS OF OPERATIONS

Continuing Operations

Net sales for the three-month period ended December 31, 2005, increased by 5.5% to $20,978,000, compared to $19,884,000 for the three-month period ended December 31, 2004. For the six-month period ended December 31, 2005, sales decreased by 0.3% to $39,453,000, compared to $39,562,000 for the six-month period ended December 31, 2004. The increase in net sales was primarily due to higher prices resulting from the pass through of higher resin costs.

Net sales for the six-month period ended December 31, 2005, remained essentially flat in all sales groups as compared to the same period a year ago.

Cost of goods sold for the three months ended December 31, 2005, was $16,984,000, or 81.04% of net sales, compared to $16,414,000, or 82.6% of net sales for the three months ended December 31, 2004. For the six months ended December 31, 2005, cost of goods sold was $31,972,000, or 81.0% of net sales, compared to $33,030,000, or 83.5% of net sales, for the same period in 2004. The decrease in cost of goods sold as a percentage of sales for the three-month period ended December 31, 2005, compared to the same period a year ago can be attributed primarily to the Company's enhanced success in passing along the increase in resin costs to its customers, as well as selected non-resin related price increases. For the six-month period ended December 31, 2005, cost of goods was a lower percentage of sales as compared to the same period a year ago, primarily due to improvements in manufacturing efficiencies and resin cost pass-through to our customers.

SG&A expenses decreased by $128,000 for the three-month period ended December 31, 2005, and by $909,000 for the six-month period ended December 31, 2005, from the amounts recorded in the same periods a year ago. For the second quarter ended December 31, 2005, SG&A expenses were $2,494,000, or 11.9% of net sales, compared to $2,622,000, or 13.2% of net sales, for the quarter ended December 31, 2004. For the six months ended December 31, 2005, SG&A expenses were $4,698,000, or 11.9% of net sales, compared to $5,606,000, or 14.2% of net sales, for the six-month period ended December 31, 2004. This decrease for the three- and six-month periods was mainly due to a decrease in consulting fees (which were higher in 2004 arising from work on operational improvements) and non-recurrence of executive severance and executive recruiting costs.

Depreciation and amortization expenses decreased to $1,121,000 for the three-month period ended December 31, 2005, compared to $1,291,000 for the three-month period ended December 31, 2004. For the six-month period ended December 31, 2005, depreciation and amortization expenses were $2,233,000, compared to $2,577,000 for the six months ended December 31, 2004. These reductions in 2005 were due primarily to the full depreciation of certain manufacturing and computer assets in fiscal 2006.

Income from operations was $378,000, or 1.8% of net sales, for the quarter ended December 31, 2005, compared to a net loss from operations of $4,761,000, or 23.9% of net sales, for the quarter ended December 31, 2004. For the six-month period ended December 31, 2005, net income from operations was $550,000, or 1.4% of net sales, compared to a net loss of $5,969,000 or 15.1% of net sales for the quarter ended December 31, 2004. In addition to previously discussed factors this improvement arose mainly because the

Company took several one-time charges during the three- and six-month periods ended December 31, 2004, for goodwill impairment charges, provision for restructuring and other exit activities, and asset impairment. The 2005 results also benefited from the reduced costs and expenses mentioned above.

During fiscal 2005 and the first and second quarters of fiscal 2006, the Company had assets held for disposition with a recorded value of $1,111,000, consisting of building and land of the former Compound segment. On October 14, 2005, the building and land were sold at a contract price of $3,200,000. The net proceeds of the sale were approximately $2,900,000. This sale generated a gain of approximately $1,666,000.

EBITDA increased to approximately $3,169,000 for the three-month period ended December 31, 2005, compared to ($3,469,000) for the three-month period ended December 31, 2004. For the six-month period ended December 31, 2005, EBITDA increased to $4,452,000, compared to ($3,349,000) for the six-month period ended December 31, 2004. The major factor generating this increase was the gain on the sale of our building and land located at 275 Industrial Way West, Eatontown, New Jersey. In addition, during the quarter and six-month period ended December 31, 2004, the Company incurred various one-time charges, including goodwill impairment ($3.2 million), provision for restructuring ($.5 million) and asset impairment ($.4 million).

Net income for the quarter ended December 31, 2005, was $993,000, or $0.14 on a diluted earnings per share basis, compared to a net loss of $4,873,000, or $0.69 on a diluted earnings per share basis for the same period a year ago. For the six-month period ended December 31, 2005, the net loss was $817,000, or $0.17 on a diluted earnings per share basis, compared to a net loss of $5,801,000, or $.82 on a diluted earnings per share basis for the six-month period ended December 31, 2004.

Discontinued Operations

In May 2005, the Company sold the machinery and equipment of the Compound segment for approximately $625,000, which was $804,000 below book value and recorded as a pre-tax charge to discontinued operations for asset impairment. The pre-tax charge to operations for asset impairment was related to the expected loss on the sale of all of the plastic compound fixed assets - primarily machinery and equipment located at the Eatontown, New Jersey manufacturing facility. All manufacturing, production and shipping by our former Compound segment was discontinued on August 12, 2005, and the business formerly conducted by the Compound segment has been reflected in the Company's financial statements as a discontinued operation for all periods presented, unless otherwise indicated.

Liquidity and Capital Resources

Because we sell plastic containers used in seasonal industries such as lawn and garden, we have seasonal sales like the rest of the industry. Due to these seasonal fluctuations, we incur short-term indebtedness to finance working capital requirements.

The Company's liquidity position and working capital remained adequate for the six-month period ended December 31, 2005. Net working capital as of December 31, 2005, decreased to $14,814,000 from $19,253,000 as of June 30, 2005, due to better working capital management. The current ratio of assets to liabilities decreased from 2.6 at June 30, 2005, to 2.3 as of December 31, 2005, due primarily to the net decrease in accounts receivable

During the six-month period ended December 31, 2005, the Company generated net cash from operating activities of $3,626,000 and proceeds from additional equipment financing of $843,000. These funds were primarily used to acquire capital assets of $1,242,000, reduce debt under our revolving credit facility by $1,591,000, and reduce long-term debt by $4,418,000.

Cash provided from inventories, net of reserves, during the six-month period ended December 31, 2005, was $154,000, compared to a use of funds in the amount of $2,542,000 in the corresponding period a year ago. We reduced inventories by initiating various strategic initiatives to enhance scheduling and planning efficiencies and to improve our purchasing procedures.

Cash provided from prepaid expenses and other current assets during the six-month period ended December 31, 2005, was $380,000, a significant decrease from the $1,228,000 use of funds during the corresponding period a year ago. This decrease was primarily the result of a decline in prepaid federal income taxes.

Cash used for accounts payable and other accrued expenses during the six-month period ended December 31, 2005, was $1,046,000, compared to a provision of funds in the amount of $268,000 for the six-month period ended December 31, 2004. The primary contributing factors for this use of funds was the ability to meet our commitments with new outside raw material vendors.

Cash used to reduce our revolving credit line was $1,591,000 during the six-month period ended December 31, 2005, compared to $2,415,000 of cash during the six-month period ended December 31, 2004. Also, the Company reduced long-term indebtedness by $2,482,000.

Our short-term liquidity and short-term capital resources are projected to be adequate to allow the Company to continue to meet financial obligations. Management believes the financial resources available to the Company, including internally generated funds and borrowings under our revolving credit facility, will be sufficient to meet foreseeable working capital requirements. At December 31, 2005, we had unused sources of liquidity consisting of cash and cash equivalents of $373,900 and unused credit under a revolving credit facility of $5,076,000.

Our revolving credit facility includes financial and other covenants, including a minimum equity covenant and a fixed charge coverage covenant. In November 2004, the Company extended the maturity date of the PNC Bank Agreement until 2007. The terms and conditions are substantially the same as the original agreement, although the total amount of the facility was reduced. In September 2005, our revolving credit facility was renegotiated to amend the fixed charge coverage and equity covenants to be more aligned with the anticipated operational performance of the Company. As of December 31, 2005, the total senior secured credit facility was approximately $28,500,000, and we were in compliance with all applicable covenants.

We utilize revolving loan facilities for seasonal working capital needs and for other general corporate purposes. We can use amounts available under revolving loan facilities in excess of seasonal working capital needs to pursue our growth strategy, particularly in PET product lines, and for other permitted purposes.

There were no material changes during the six months ended December 31, 2005, in the contractual obligations presented in the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended June 30, 2005, other than the changes in the PNC Bank Agreement discussed above.

The effective portion of the gain or loss on a derivative instrument (which expired on December 31, 2005) that is designated and qualifies as a cash flow hedge is reported as a component of other comprehensive income and reclassified into earnings in the period or periods during which the hedged transaction affects earnings.

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

The Company cannot guarantee that any forward-looking statement will be realized, although management believes its plans and assumptions are prudent. Should known or unknown risks or uncertainties materialize, or should the assumptions underlying a forward-looking statement prove inaccurate, actual results could vary materially from those anticipated, estimated, or projected.

The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. Investors should consult any further disclosures the Company makes on related subjects in its filings with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Most of the Company's market risk arises from changes in interest rates. We use interest rate pricing transactions only to the extent considered necessary to meet our objectives. We do not utilize derivative financial instruments for trading or other speculative purposes.

Our interest rate risk management objective is to limit the impact of interest rate changes on net income and cash flow and to reduce our overall borrowing cost. We use variable rate swap agreements to manage our exposure to interest rate fluctuations. These agreements effectively convert variable interest rates to fixed rates, enabling management to predict interest expense and to avoid the risk of dramatic rate fluctuations.

As of December 31, 2005, the Company had total outstanding indebtedness of $28,895,000. Of this amount, approximately $22,295,000 was subject to variable interest rates. Based on the Company's December 31, 2005, variable debt level, a 25 basis point increase or decrease in interest rates would have had a $13,935 impact on interest expense for the quarter ended December 31, 2005.

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

Item 6. Exhibits

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

Date: February 14, 2006                 PVC Container Corporation


                                        /s/ William J. Bergen
                                        ----------------------------------------
                                        William J. Bergen
                                        President and Chief Executive Officer


Date: February 14, 2006                 PVC Container Corporation


                                        /s/ Jeffrey Shapiro
                                        ----------------------------------------
                                        Jeffrey Shapiro
                                        Chief Financial Officer

                                  Exhibit Index

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